Form 10-Q
period 1996-06-30
YES ENTERTAINMENT CORP
filed 1996-08-02
CIK 943747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

       For the quarterly period ended June 30, 1996

                                        OR

[_]    Transition Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934.

       For the transition period from __________ to __________.


                        Commission File Number 0-25916


                         YES! ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                 94-3165290
         ----------                                 ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


               3875 Hopyard Road, Suite 375, Pleasanton, CA 94588
               --------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (510) 847-9444
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    NO
                                    ---      ---

As of July 26, 1996 there were 13,999,789 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains ____ pages of which this is page number 1.

                         YES! ENTERTAINMENT CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1996

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Operations -
                Three months and six months ended
                June 30, 1996 and June 30, 1995                                3

              Consolidated Balance Sheets -
                June 30, 1996 and December 31, 1995                            4

              Consolidated Statements of Cash Flows -
                Six months ended June 30, 1996
                and June 30, 1995                                              5

              Notes to Consolidated Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  7

SIGNATURE PAGE                                                                17

PART II.  OTHER INFORMATION

     Part 6.  Exhibits and Reports on Form 8-K                                18

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   (in thousands, except per share amounts)

                                              Three Months Ended      Six Months Ended
                                             --------------------    --------------------
                                             June 30,     June 30,   June 30,   June 30,
                                               1996         1995       1996        1995
                                             --------      -------    -------     -------
Net sales                                     $11,551     $ 4,694     $20,486     $10,361
Cost of sales                                   6,887       2,303      11,192       4,948
                                              -------      -------    -------     -------
Gross profit                                    4,664       2,391       9,294       5,413
                                              -------      -------    -------     -------

Operating expenses:
  Marketing, advertising and promotion          1,473       1,313       2,167       1,892
  Selling, distribution and administrative      4,696       3,433       9,569       7,116
                                              -------      -------    -------     -------
Total operating expenses                        6,169       4,746      11,736       9,008
                                              -------      -------    -------     -------

Operating loss                                 (1,505)     (2,355)     (2,442)     (3,595)

Interest income                                   105          27         212          39
Interest expense                                 (107)       (149)       (310)       (362)
Other income (expense), net                       (11)        (18)        (92)         21
                                              -------      -------    -------     -------
Net loss before income tax benefit             (1,518)      (2,495)    (2,632)     (3,897)
Income tax benefit                               (304)           -       (527)          -
                                              -------      -------    -------     -------
Net loss                                      $(1,214)     $(2,495)   $(2,105)    $(3,897)
                                              =======      =======    =======     =======
Net loss per share                            $ (0.09)     $ (0.97)   $ (0.15)    $ (2.53)
                                              =======      =======    =======     =======
Shares used in computing net loss per share    13,995        2,578     13,761       1,540
                                              =======      =======    =======     =======

                            See accompanying notes.

                        YES!  ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                June 30,       December 31,
                                                  1996             1995
                                                 -------          -------
                                               (Unaudited)      (Audited)
                  ASSETS
                  ------
Current assets:
   Cash and cash equivalents                     $ 6,382          $ 2,987
   Accounts receivable, net                       12,705           26,260
   Inventories                                    16,433           12,050
   Prepaid expenses                                6,048            3,974
   Other current Assets                            2,112              560
                                                 -------          -------
Total current assets                              43,680           45,831
Property and equipment, net                        3,299            2,769
Intangibles, deposits, and other assets, net         549              270
                                                 -------          -------
Total assets                                     $47,528          $48,870
                                                 =======          =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Convertible notes payable                     $ 2,000          $ 2,000
   Loans payable                                       -           10,125
   Accounts payable                                4,356            5,484
   Accrued royalties                                 282            1,267
   Accrued liabilities                               509            1,012
   Capital lease obligations due within one year      52               87
   Income taxes payable                                -              185
                                                 -------          -------
Total current liabilities                          7,199           20,160
Capital lease obligations                             22               29
Other liabilities                                     59               97
Commitments and contingencies
Common stock                                      82,438           69,511
Accumulated deficit                              (42,190)         (40,085)
Less amounts receivable from shareholders              -             (842)
                                                 -------          -------
Total shareholders' equity                        40,248           28,584
                                                 -------          -------
Total liabilities and shareholders' equity       $47,528          $48,870
                                                 =======          =======

                            See accompanying notes.

                        YES!  ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)

                                                       Six months ended
                                                   -------------------------
                                                    June 30,       June 30,
                                                      1996           1995
                                                   ---------       ---------
OPERATING ACTIVITIES
Net loss                                           $  (2,105)      $  (3,897)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                      1,208             868
    Changes in operating assets and liabilities:
       Accounts receivable                            13,554           4,637
       Inventories                                    (4,383)          1,196
       Prepaid expenses and other current assets      (3,626)         (1,739)
       Other assets                                     (307)              -
       Accounts payable                               (1,128)         (1,674)
       Accrued liabilities                            (1,672)         (1,160)
       Other long-term liabilities                       (39)              -
                                                   ---------       ---------
Net cash provided by (used in) operating activities    1,502          (1,769)

INVESTING ACTIVITIES
Acquisition of property and equipment                 (1,709)           (579)
Decrease (increase) in intangibles and deposits            -             (15)
                                                   ---------       ---------
Net cash used in investing activities                 (1,709)           (594)

FINANCING ACTIVITIES
Decrease (increase) in restricted cash                     -          (1,086)
Increase (decrease) in loans payable                 (10,125)         (6,759)
Principal payments on capital lease obligations          (43)            (37)
Proceeds from convertible notes payable                    -           1,400
Proceeds from issuance of common stock,
   net of issuance costs                              13,770          10,501
                                                   ---------       ---------
Net cash provided by financing activities              3,602           4,019
                                                   ---------       ---------
Net increase in cash and cash equivalents              3,395           1,656
Cash and cash equivalents at beginning of period       2,987           2,558
                                                   ---------       ---------
Cash and cash equivalents at end of period         $   6,382       $   4,214
                                                   =========       =========

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1996.

     Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                      JUNE 30,     DECEMBER 31,
                                        1996           1995
                                       -------       -------
              Inventories
                   Raw Materials       $ 2,966       $ 1,904
                   Work-in-process         453           575
                   Finished goods       13,014         9,571
                                       -------       -------
                                       $16,433       $12,050
                                       =======       =======

3.   RECENT DEVELOPMENT

     In June 1996, subject to approval by the Company's shareholders, the Board of Directors authorized an amendment to the Company's 1995 Stock Option Plan to increase by 1,500,000 shares the number of shares that may be issued thereunder. The Board intends to submit this increase to the Company's shareholders at a special meeting to be held in the fall of 1996. In addition, and also subject to the approval of the Company's shareholders, the Board of Directors has authorized the Company to reincorporate in Delaware. The Board also intends to submit the proposal to reincorporate the Company in Delaware to the Company's shareholders at the special meeting.

               YES! ENTERTAINMENT CORPORATION -- PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements about the Company that are based on current expectations. Actual results may differ materially as a result of any one or more of the risks identified in this section, as well as is the section captioned "Business Factors."


RESULTS OF OPERATIONS
- ---------------------

(Dollars in thousands)                Three months ended    Six months ended
                                            June 30,             June 30,
                                      ------------------    ------------------
                                          1996       1995      1996       1995
                                       -------    -------   -------    -------

Net sales                              $11,551    $ 4,694   $20,486    $10,361
Cost of sales                            6,887      2,303    11,192      4,948
                                       -------    -------   -------    -------

Gross profit                             4,664      2,391     9,294      5,413
Gross profit %                              40%        51%       45%        52%

Operating expenses                       6,169      4,746    11,736      9,008
Operating expense %                         53%       101%       57%        87%

Operating loss                          (1,505)    (2,355)   (2,442)    (3,595)

Interest and other expense, net            (13)      (140)     (190)      (302)
                                       -------    -------   -------    -------

Net loss before income tax benefit      (1,518)    (2,495)   (2,632)    (3,897)

Income tax benefit                        (304)        --      (527)        --
                                       -------    -------   -------    -------

Net loss                               $(1,214)   $(2,495)  $(2,105)   $(3,897)

NET SALES:

The Company's net sales for the second quarter of 1996 increased $6.9 million or approximately 146% to $11.6 million from $4.7 million in the second quarter of 1995. Net sales increased $10.1 million or approximately 98% to $20.5 million for the first six months of 1996 from $10.4 million for the first six months of 1995. These increases were primarily the result of strong sales of the Company's YES! Gear(TM) line of products which constituted 92% of the Company's
          ---------
sales in the second quarter of 1996.   In addition, international sales in the
second quarter and the first six months of 1996 were higher than in the comparable periods of 1995, primarily as the result of the Company's efforts to increase international sales. The Company expects international sales will constitute a higher percentage of the Company's sales in 1996 than in 1995. International shipments represented 26% of shipments in the second quarter of 1996 and 11% of shipments in the second quarter of 1995.

The Company recognizes revenue upon shipment of product and computes net sales by concurrently deducting a provision for sales returns and allowances, including allowances for defective returns, price protection, mark downs and other returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company's product mix, defective product allowances or other sales allowances.

Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating results will vary significantly from quarter to quarter, particularly in the quarters ending September 30 and December 31, when the majority of the products are shipped.

The Company is dependent on a relatively small number of customers, in particular Toys "R" Us, Inc. and Wal-Mart Stores, Inc., for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase agreements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a customer relationship or change, reduction or delay in orders would have a material adverse effect on the Company's operating results.

COST OF SALES:

Cost of sales were approximately 60% and 49% of net sales in the second quarters of 1996 and 1995, respectively, and approximately 55% and 48% of net sales for the first six months of 1996 and 1995, respectively. The increases in cost of sales as a percentage of net sales in 1996 from the comparable periods in 1995 was primarily the result of the substantial increase in lower margin international sales in the second quarter of 1996. In absolute dollars, cost of sales increased $4.6 million or approximately 199% to $6.9 million in the second quarter of 1996 from $2.3 million in the second quarter of 1995 and increased $6.2 million or approximately 126% to $11.2 million for the first six months of 1996 from $4.9 million for the first six months of 1995, primarily as the result of higher net sales.

OPERATING EXPENSES:


                                             Three months ended     Six months ended
(in thousands)                                    June 30,              June 30,
                                             -------------------     -----------------
                                             1996          1995       1996        1995
                                             ------       ------     -------     ------
Marketing, advertising & promotion           $1,473       $1,313     $ 2,167     $1,892

Selling, distribution & administrative        4,696        3,433       9,569      7,116
                                             ------       ------     -------     ------
Total operating expenses                     $6,169       $4,746     $11,736     $9,008

Operating expenses increased $1.4 million or approximately 30% to $6.2 million in the second quarter of 1996 from $4.7 million in the second quarter of 1995, primarily as the result of higher variable expense associated with higher net sales and higher fixed expenses required to support current and expected higher sales volume, offset in part by the Company's ongoing strategy to maintain a low break-even level. Operating expenses increased $2.7 million or approximately 30% to $11.7 million for the first six months of 1996 from $9.0 million for the first six months of 1995 for substantially the same reasons.

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
- ------------------------------------
expenses increased $160,000 or approximately 12% to $1.5 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995. Marketing, advertising and promotion expenses increased $275,000 or approximately 15% to $2.2 million for the first six months of 1996 from $1.9 million for the first six months of 1995. These increases resulted primarily from an increase in advertising expense to support increased sales. The Company expects advertising expense in the last six months of the year to exceed advertising expense in the first six months of the year to support anticipated seasonal increases in net sales and the introduction of the Company's 1996 product line, including in particular V-Link(TM). The Company expects that it will devote a significant
           ----------
portion of its marketing budget to the expected introduction of V-Link.  In the
                                                                ------
event the Company is unable to effectively market V-Link, or if V-Link is not
                                                  ------        ------
well received by the teen consumer, or if V-Link does not ship as scheduled, the
                                          ------
Company would be unable to recover its significant investment in V-Link which
                                                                 ------
would have a material adverse effect on the Company's financial results.


Selling, Distribution and Administrative.  Selling, distribution and
- ----------------------------------------
administrative expenses increased $1.3 million or approximately 37% to $4.7 million in the second quarter of 1996 from $3.4 million in the second quarter of 1995. Selling, distribution and administrative expenses increased $2.5 million or approximately 34% to $9.6 million for the first six months of 1996 from $7.1 million for the first six months of 1995. The increase in expenses resulted from higher variable expenses associated with higher sales volume, higher depreciation and amortization expense, higher royalty expenses associated with the increase in revenue, and higher costs in operations support, product development, and general and administrative expenses required to support current and expected higher sales volumes.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(in thousands)           Three months ended             Six months ended
                             June 30,                      June 30,
                         -----------------              ----------------
                         1996        1995               1996       1995
                         -----       -----              -----      -----
Interest income          $ 105       $  27              $ 212      $  39
Interest expense          (107)       (149)              (310)      (362)

OTHER EXPENSE, NET:

The following table shows other expense, net, for the applicable periods:

(in thousands)                 Three months ended     Six months ended
                                   June 30,                June 30,
                               -----------------       ---------------
                               1996        1995         1996      1995
                               -----       -----       -----      -----
Other income (expense), net    $ (11)      $ (18)      $ (92)     $  21


The decrease in interest expense and increase in interest income in the quarter and six months ended June 30, 1996 as compared to the comparable periods in 1995 is the result of the higher cash balances maintained by the Company during those periods which resulted in decreased reliance on bank borrowings and increased interest income.

INCOME TAX BENEFIT:

The following table shows the income tax benefit for the applicable periods:

(in thousands)
                           Three months ended    Six months ended
                                 June 30,           June 30,
                           -------------------   ----------------
                            1996         1995     1996      1995
                           ------       ------   ------    ------
Income tax benefit         $(304)       $  --    $(527)    $  --

The income tax benefit for the quarter and six months ended June 30, 1996 is computed based on the projected annualized effective tax rate of 20% applied to the pre-tax book loss for the period. The projected effective tax rate for the current year is less than the federal statutory rate (34%) due to the projected benefit of the utilization of net operating loss carryovers. The Company anticipates that its effective tax rate will be higher in 1996 than in 1995 due, in part, to anticipated increases in taxable income and potential restrictions on the utilization of net operating loss carryovers.

At December 31, 1995, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $26 million and $12 million, respectively. The federal losses will expire in the years 2007 through 2010 and the state losses will expire in the years 1997 through 2000 if not utilized. Utilization of the net operating loss carryovers may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $6.4 million, a $3.4 million increase from approximately $3.0 million at December 31, 1995. This increase is attributed primarily to the exercise in January 1996 of the remaining outstanding common stock purchase warrants issued in connection with the Company's initial public offering in June 1995 (the "IPO Warrants"), which generated net cash to the Company of $13.8 million, plus net cash provided by operating activities of approximately $1.5 million, offset by net cash used in investing activities of $1.7 million and the repayment of bank loans of $10.1 million.

The positive cash flow in the first six months of 1996 was largely the result of the exercise of the IPO Warrants and a decrease in accounts receivable of approximately $13.6 million, partially offset by the Company's net loss, an increase in inventory of approximately $4.4 million, an increase in prepaid expenses and other current assets of approximately $3.6 million (primarily from increases in advances against product royalties), a decrease in accounts payable of $1.1 million, a decrease in accrued liabilities of approximately $1.7 million, an increase in property and equipment of approximately $1.7 million, and a decrease in loans payable of approximately $10.1 million.

To meet seasonal working capital requirements during the balance of 1996, the Company anticipates borrowing substantial amounts under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995. The terms of the Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the Accounts Receivable Management and Security Agreement with BNY Financial Corporation. The Accounts Receivable Management and Security Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities.

The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. The Company anticipates that it will experience periods of significant negative cash flow in 1996 as a result of seasonality in the toy industry, the timing of new product introductions and the Company's planned growth in inventory and accounts receivable. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's operating results.

RECENT DEVELOPMENTS
- -------------------

In June 1996, subject to approval by the Company's shareholders, the Board of Directors authorized an amendment to the Company's 1995 Stock Option Plan to increase by 1,500,000 shares the number of shares that may be issued thereunder. The Board intends to submit this increase to the Company's shareholders at a special meeting expected to be held in the fall of 1996. In addition, and also subject to the approval of the Company's shareholders, the Board of Directors has authorized the Company to reincorporate in Delaware. The Board also intends to submit the proposal to reincorporate the Company in Delaware to the Company's shareholders at the special meeting.

In June 1996, the Company appointed Sharon Duncan as Executive Vice President, International.

Effective July 1, 1996, Esmond Goei, a member of the Company's Board of Directors, was appointed to a one year term as Vice-Chairman of the Board. In that capacity, the Company will pay Mr. Goei a fee of $5,000 per month.

BUSINESS FACTORS

Because of the variety and uncertainty of the factors affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's common stock price. The Company's business is subject to a number of risks and the Company's forward looking statements should be considered in light of the business factors set forth below.

Limited Operating History; History of Losses; Accumulated Deficit.   The Company
- -----------------------------------------------------------------
has a short operating history, having commenced operation in November 1992 and shipped its first product in July 1993. Although the Company has achieved approximately $138 million in cumulative net sales through June 30, 1996, the Company incurred substantial operating losses in 1993 and 1994 and at June 30, 1996 had an accumulated deficit of approximately $42 million. While the Company achieved an operating profit in 1995, future profitability is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

Dependence on 1996 Products.  In 1996, the Company has introduced and expects to
- ---------------------------
commence sales of a number of new product lines, such as the V-Link and the
                                                             ------
Mrs. Fields(R) Baking Factory.  In addition, the Company also expects to expand
- -----------------------------
its existing product lines in 1996, particularly its YES! Gear line of products.
                                                     --------
The final development and tooling of many of these new product lines and products has not been completed and manufacturing in commercial quantities has not commenced. The Company expects that completing the development and commencing the manufacture of its 1996 product lines will place great demands on management and other Company resources. In particular, V-Link is a complicated
                                                        ------
consumer electronics product, and the Company expects it will incur substantial expense in completing the development and tooling for its manufacture. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1996 product lines, the Company's operating results and financial condition would be materially adversely affected.

Dependence on YES! Gear.  In 1995, 47% of the Company's sales were derived from
- -----------------------
the Company's various Yak Bak(TM)  products, and 58% were derived from the
                      ----------
Company's YES! Gear product line (which also includes the Mega Mouth(TM) and
          ---------                                       -------------
Power Penz(TM) products, as well as the Yak Bak products).  The Company expects
- -------------                           -------
the Yak Bak  products specifically and the YES!  Gear  product line generally to
    -------                                ----------
continue to account for a substantial percentage of the Company's business. In addition, the Company is aware that a number of toy manufacturers are attempting to duplicate the Company's success in this area of product by introducing similar lines of products in 1996. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear product line,
                                                     ---------
particularly on the basis of price.

Dependence on Manufacturing Facilities Based in People's Republic of China.  The
- --------------------------------------------------------------------------
Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In 1997, Hong Kong will become a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, recent tensions in the Taiwan Straits between the Peoples Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

Sales Concentration Risk.  The Company's ten largest customers accounted for
- ------------------------
approximately 87%, 68% and 76% of net sales for the years ending December 31, 1995, 1994 and 1993, respectively. For the year ended December 31, 1995, the Company's two largest customers, Wal-Mart Stores, Inc. and Toys "R" Us, Inc., each accounted for approximately 27% of net sales. For the year ended December 31, 1994, the same two customers accounted for approximately 21% and 14% of net sales, respectively. Toys "R" Us, Inc. accounted for approximately 41% of net sales in the year ended December 31, 1993. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

Price Protection; Stock Balancing; Reliance of Timely Payment.  In connection
- -------------------------------------------------------------
with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and there can be no assurance that the Company will not make accommodations such as stock balancing, returns, other allowances or price protection adjustments to a significant degree in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. Delays in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business.

Short Product Cycles.  Consumer preferences in the toy industry are continuously
- --------------------
changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new product lines to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

International Business Risk.  The Company relies exclusively either on foreign
- ---------------------------
distributors or foreign sales agents to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors and foreign sales agents, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. With respect to sales made through a foreign sales agent, the Company also must incur significant marketing expense and, for non-F.O.B. sales, significant warehousing and inventory expense. A significant portion of these expenses must be incurred prior to determining whether the Company's products will be well received in that market and may not be recouped in the event the sales in the market fall below the Company's expectations. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

Dependence on Restrictive Facility.  The Company has entered into an Accounts
- ----------------------------------
Receivable Management and Security Agreement (the "ARM Agreement"), with BNY Financial Corporation. The Company is dependent on the ARM Agreement to meet its financial needs during 1996, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company' assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants, including covenants concerning the requirement that Donald Kingsborough and Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, remain active in the management of the Company. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing as contemplated, the Company may not be able to finance its operations, and its operating results and financial condition would be materially adversely affected.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.55 Third Amendment to Lease Agreement between Registrant and Lincoln Hayward VI dated May 17, 1996 for the facility located at 1006 Whipple Road, Hayward, California.

          10.56 Third Amendment to Lease Agreement between Registrant and Chawin Property, Inc. dated May 1, 1996 for the facility located at 3875 Hopyard Road, Pleasanton, California.

          11.1      Statement Regarding Computation of Net Loss Per Share

          27.1      Financial Data Schedule for the quarter ended June 30,
                    1996.

     b)   Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         YES! Entertainment Corporation
                                         ------------------------------
                                         Registrant


Date   August 2, 1996                    /s/ DONALD D. KINGSBOROUGH
       --------------                    ------------------------------
                                         Donald D. Kingsborough
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date   August 2, 1996                    /s/ SOL KERSHNER
       --------------                    ------------------------------
                                         Sol Kershner
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


NUMBER                          EXHIBIT DESCRIPTION
- ------                          -------------------
10.55 Third Amendment to Lease Agreement between Registrant and Lincoln Hayward VI dated May 17, 1996 for the facility located at 1006 Whipple Road, Hayward, California.

10.56 Third Amendment to Lease Agreement between Registrant and Chawin Property, Inc. dated May 1, 1996 for the facility located at 3875 Hopyard Road, Pleasanton, California.

11.1                   Statement Regarding Computation of
                       Net Loss Per Share

27.1                   Financial Data Schedule for the
                       quarter ended June 30, 1996