Form 10-K405/A
period 1995-12-31
YES ENTERTAINMENT CORP
filed 1996-09-18
CIK 943747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                      TO
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                                            -----------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________ to ________________
                       Commission File Number:  0-25916
                                                ----------

                        YES! ENTERTAINMENT CORPORATION
            (Exact name of Registrant as specified in its charter)


            California                                   94-3165290
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          3875 Hopyard Road, Suite 375, Pleasanton, California  94588
               (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (510) 847-9444

                       ---------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1996 on the Nasdaq National Market was approximately $85,316,369. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of March 15, 1996 was 13,985,382.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on May 29, 1996 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                               EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 ("Form 10-K") solely for the following purposes: (i) to refile two (2) exhibits ("Exhibits") to the Form 10-K with certain non-confidential portions in such Exhibits unredacted, and
(ii) to file Exhibit A to Exhibit 10.43 which was inadvertently omitted from such Exhibit when filed with the Form 10-K.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (3)   Exhibits.
                --------

                               INDEX TO EXHIBITS
                               -----------------

  Exhibit                                  Description
  Number
- ---------     -----------------------------------------------------------------
10.43(1)      Product Development and License Agreement by and between Registrant and Machina, Inc. dated September 7, 1995.

10.47         Amendment dated February 29, 1996 to Accounts Receivable Management and Security
              Agreement dated as of July 31, 1995 by and between Registrant and BNY Financial
              Corporation.

10.50(1)      License Agreement by and between Registrant and Mrs. Fields Development
              Corporation dated September 30, 1995.

- ----------------------
(1) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pleasanton, State of California, on September 18, 1996.

                                    YES! Entertainment Corporation

                                    By:   /s/ Bruce D. Bower
                                        ----------------------------------
                                        Bruce D. Bower
                                        Executive Vice President, General
                                        Counsel and Secretary