Form 10-Q
period 1996-09-30
YES ENTERTAINMENT CORP
filed 1996-11-07
CIK 943747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the quarterly period ended September 30, 1996

                                        OR

[ ] Transition Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934.

        For the transition period from _____ to ______.


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

                                Yes   X    NO
                                    -----     -----

As of October 18, 1996 there were 14,013,670 shares of the registrant's common stock outstanding.

 This quarterly report on Form 10-Q contains ____ pages of which this is page number 1.

                        YES! ENTERTAINMENT CORPORATION

                                   FORM 10-Q

                              SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations - Three months
               and nine months ended September 30, 1996 and
               September 30, 1995                                            3

            Consolidated Balance Sheets - September 30, 1996 and
               December 31, 1995                                             4

            Consolidated Statements of Cash Flows - Nine months ended
               September 30, 1996 and September 30, 1995                     5

            Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securing Holders             17

   Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURE PAGE                                                              18

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   (in thousands, except per share amounts)


                                                             Three Months Ended                       Nine Months Ended
                                                        -----------------------------           -----------------------------
                                                        September 30,   September 30,           September 30,   September 30,
                                                             1996           1995                     1996           1995
                                                        -------------   -------------           -------------   -------------
Net sales                                               $      29,636   $      18,610           $      50,122   $      28,971
Cost of sales                                                  16,475           8,775                  27,668          13,724
                                                        -------------   -------------           -------------   -------------
Gross profit                                                   13,161           9,835                  22,454          15,247
                                                        -------------   -------------           -------------   -------------

Operating expenses:
   Marketing, advertising and promotion                         1,241           1,960                   3,408           3,851
   Selling, distribution and administrative                     7,526           4,378                  17,094          11,495
                                                        -------------   -------------           -------------   -------------
Total operating expenses                                        8,767           6,338                  20,502          15,346
                                                        -------------   -------------           -------------   -------------

Operating income (loss)                                         4,394           3,497                   1,952             (99)

Interest income                                                    33              24                     245              64
Interest expense                                                 (206)           (378)                   (516)           (740)
Other income (expense), net                                       (22)            (63)                   (114)            (42)
                                                        -------------   -------------           -------------   -------------

Net income (loss) before provision for income taxes             4,199           3,080                   1,567            (817)
Provision for income taxes                                        808               -                     282               -
                                                        -------------   -------------           -------------   -------------
Net income (loss)                                       $       3,391   $       3,080           $       1,285   $        (817)
                                                        =============   =============           =============   =============

Net income (loss) per share                             $        0.23   $        0.29           $        0.09   $       (0.20)
                                                        =============   =============           =============   =============

Shares used in computing net income (loss) per share           14,913          10,750                  14,638           4,021
                                                        =============   =============           =============   =============


                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                        September 30,           December 31,
                                                            1996                   1995*
                                                        -------------           ------------
                                                         (Unaudited)
                        Assets
                        ------
Current assets:
   Cash and cash equivalents                            $       4,595           $      2,987
   Accounts receivable, net                                    26,845                 26,260
   Inventories                                                 20,380                 12,050
   Prepaid expenses                                             5,870                  3,974
   Other current Assets                                         3,012                    560
                                                        -------------           ------------
Total current assets                                           60,702                 45,831
Property and equipment, net                                     3,569                  2,769
Intangibles, deposits, and other assets, net                    1,842                    270
                                                        -------------           ------------
Total assets                                            $      66,113           $     48,870
                                                        =============           ============

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
   Convertible notes payable                            $       2,000           $      2,000
   Loans payable                                                9,359                 10,125
   Accounts payable                                             8,933                  5,484
   Accrued royalties                                              766                  1,267
   Accrued liabilities                                            682                  1,012
   Capital lease obligations due within one year                   21                     87
   Income taxes payable                                           464                    185
                                                        -------------           ------------
Total current liabilities                                      22,225                 20,160
Capital lease obligations                                          18                     29
Other liabilities                                                  58                     97
Commitments and contingencies
Common stock                                                   82,612                 69,511
Accumulated deficit                                           (38,800)               (40,085)
Less amounts receivable from shareholders                           -                   (842)
                                                        -------------           ------------
Total shareholders' equity                                     43,812                 28,584
                                                        -------------           ------------
Total liabilities and shareholders' equity              $      66,113           $     48,870
                                                        =============           ============


*Derived from audited financial statements


                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)

                                                                          Nine months ended
                                                                -------------------------------------
                                                                September 30,           September 30,
                                                                     1996                   1995
                                                                -------------           -------------
OPERATING ACTIVITIES
Net income (loss)                                               $       1,285           $        (817)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
        Depreciation and amortization                                   1,809                   1,549
        Changes in operating assets and liabilities:
           Accounts receivable                                           (585)                 (9,425)
           Inventories                                                 (8,330)                   (947)
           Prepaid expenses and other current assets                   (4,347)                 (3,235)
           Other assets                                                (1,579)                      -
           Accounts payable                                             3,449                  (1,014)
           Accrued liabilities                                           (831)                   (111)
           Income taxes payable                                           280                       -
           Other long-term liabilities                                    (40)                      -
                                                                -------------           -------------
Net cash used in operating activities                                  (8,889)                (14,000)
INVESTING ACTIVITIES
Acquisition of property and equipment                                  (2,566)                 (1,051)
Increase in intangibles and deposits                                      (36)                    (15)
                                                                -------------           -------------
Net cash used in investing activities                                  (2,602)                 (1,066)
FINANCING ACTIVITIES
Decrease in restricted cash                                                 -                     789
Increase (decrease) in loans payable                                     (767)                    287
Principal payments on capital lease obligations                           (77)                    (56)
Proceeds from convertible notes payable                                     -                   1,400
Proceeds from issuance of common stock, net of issuance costs          13,943                  10,993
                                                                -------------           -------------
Net cash provided by financing activities                              13,099                  13,413
                                                                -------------           -------------
Net increase (decrease) in cash and cash equivalents                    1,608                  (1,653)
Cash and cash equivalents at beginning of period                        2,987                   2,558
                                                                -------------           -------------
Cash and equivalents at end of period                           $       4,595           $         905
                                                                =============           =============


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

     Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                              SEPTEMBER 30,   DECEMBER 31,
                                  1996            1995
                             ----------------------------
Inventories
     Raw Materials              $ 2,750        $ 1,904
     Work-in-process                594            575
     Finished goods              17,036          9,571
                                -------        -------
                                $20,380        $12,050
                                =======        =======


3.   RECENT DEVELOPMENT

     In July and September 1996, the Company's board of directors and shareholders, respectively, approved (i) the Company's reincorporation in Delaware and (ii) an amendment to the Company's 1995 Stock Option Plan to increase by 1,500,000 shares the number of shares that may be issued thereunder. The reincorporation into Delaware was effected on October 25, 1996.

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


RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)               Three months ended     Nine months ended
                                        September 30,          September 30,
                                     -------------------   -------------------
                                       1996       1995       1996       1995
                                     --------   --------   --------   --------

Net sales                            $29,636    $18,610    $50,122    $28,971
Cost of sales                         16,475      8,775     27,668     13,724
                                     -------    -------    -------    -------

Gross profit                          13,161      9,835     22,454     15,247
Gross profit %                            44%        53%        45%        53%

Operating expenses                     8,767      6,338     20,502     15,346
                                     -------    -------    -------    -------
Operating expense %                       30%        34%        41%        53%

Operating income (loss)                4,394      3,497      1,952        (99)

Interest and other expense, net         (195)      (417)      (385)      (718)
                                     -------    -------    -------    -------

Net income (loss) before
  income tax benefit                   4,199      3,080      1,567       (817)

Provision for income taxes               808          -        282          -
                                     -------    -------    -------    -------

Net income (loss)                    $ 3,391    $ 3,080    $ 1,285    $  (817)
                                     =======    =======    =======    =======

NET SALES:

The Company's net sales for the third quarter of 1996 increased $11.0 million or approximately 59% to $29.6 million from $18.6 million in the third quarter of 1995. Net sales increased $21.2 million or approximately 73% to $50.1 million for the first nine months of 1996 from $29.0 million for the first nine months of 1995. These increases were primarily the result of continued strong sales of the Company's YES! Gear (TM) products, including the new Yak Bakwards(TM) and
              ---------                                  ------------
Mega Mike(TM) products and several new models of Power Penz(TM).  Within YES!
---------                                        ----------              ----
Gear, the Company's Yak Bak and Power Penz lines of products accounted for 62%
----                -------     ----------
and 15% of the Company's third quarter sales; the
remaining YES! Gear line of products constituted 19% of the Company's sales in
          ---------
the third quarter of 1996. In addition, initial sales of the Mrs. Fields Baking
                                                             ------------------
Factory constituted 3% of the Company's sales in the third quarter of 1996.
-------
International sales in the third quarter and the first nine months of 1996 were significantly higher than in the comparable periods of 1995, primarily as the result of the Company's efforts to increase international sales, particularly in Pacific Rim countries. The Company expects international sales will constitute a higher percentage of the Company's sales in 1996 than in 1995. International shipments represented 20% of sales in each of the third quarter and nine months ended September 30, 1996 and 3% and 9% of sales in the third quarter and nine months ended September 30, 1995, respectively.

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

COST OF SALES:

Cost of sales were approximately 56% and 47% of net sales in the third quarters of 1996 and 1995, respectively, and approximately 55% and 47% of net sales for the first nine months of 1996 and 1995, respectively. The increases in cost of sales as a percentage of net sales in 1996 from the comparable periods in 1995 was primarily the result of the substantial increase in lower margin international sales in the first three quarters of 1996 and to a certain extent lower pricing of certain of the older items within the Company's YES! Gear line
                                                                 ---------
of products. In absolute dollars, cost of sales increased $7.7 million or approximately 88% to $16.5 million in the third quarter of 1996 from $8.8 million in the third quarter of 1995 and increased $13.9 million or approximately 102% to $27.7 million for the first nine months of 1996 from $13.7 million for the first nine months of 1995, primarily as the result of higher net sales.


OPERATING EXPENSES:
(in thousands)                                          Three months ended    Nine months ended
                                                           September 30,        September 30,
                                                        -------------------  ------------------
                                                          1996       1995      1996      1995
                                                        --------   --------  --------  --------

Marketing, advertising & promotion                      $1,241     $1,960   $ 3,408   $ 3,851

Selling, distribution & administrative                   7,526      4,378    17,094    11,495
                                                        ------     ------   -------   -------

Total operating expenses                                $8,767     $6,338   $20,502   $15,346


Operating expenses increased $2.5 million or approximately 38% to $8.8 million in the third quarter of 1996 from $6.3 million in the third quarter of 1995, primarily as the result of higher variable expenses associated with higher net sales and higher fixed expenses required to support current and expected higher sales volume, offset in part by the Company's ongoing strategy to maintain a low break-even level. Operating expenses increased $5.2 million or approximately 34% to $20.5 million for the first nine months of 1996 from $15.3 million for the first nine months of 1995 for substantially the same reasons.

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
------------------------------------
expenses decreased $719,000 or approximately 37% to $1.2 million in the third quarter of 1996 from $2.0 million in the third quarter of 1995. Marketing, advertising and promotion expenses decreased $443,000 or approximately 12% to $3.4 million for the first nine months of 1996 from $3.9 million for the first nine months of 1995. The decrease in the third quarter of 1996 compared to the third quarter of 1995 was primarily due to the Company's decision to utilize the majority of its advertising expense in the fourth quarter to promote anticipated stronger seasonal retail sales. The decrease in the first nine months of 1996 compared to the first nine months of 1995 was primarily due to the third quarter decrease in sales, offset in part by an increase in advertising expense to support increased sales. The Company expects advertising expense in the last three months of the year to significantly exceed advertising expense in the first nine months of the year to support anticipated seasonal increases in sales and the introduction of the Company's 1996 product line, including in particular V-Link(TM). The Company expects advertising expense in 1996 to exceed
------
advertising expense in 1995.

Selling, Distribution and Administrative.  Selling, distribution and
----------------------------------------
administrative expenses increased $3.1 million or approximately 72% to $7.5 million in the third quarter of 1996 from $4.4 million in the third quarter of 1995. Selling, distribution and administrative expenses increased $5.6 million or approximately 49% to $17.1 million for the first nine months of 1996 from $11.5 million for the first nine months of 1995. The increase in expenses resulted from higher variable expenses associated with higher sales volume, higher royalty expenses associated with the increase in revenue, and higher costs in operations support, product development, and general and administrative expenses required to support current and expected higher sales volumes.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:


(in thousands)                            Three months ended      Nine months ended
                                             September 30,          September 30,
                                          ------------------      -----------------
                                            1996      1995          1996     1995
                                          --------   -------      -------  --------

Interest income                              &  33     $  24        $ 245     $  64
Interest expense                              (206)     (378)        (516)     (740)


The decrease in interest expense and increase in interest income in the quarter and nine months ended September 30, 1996 as compared to the comparable periods in 1995 are the result of the higher cash balances maintained by the Company during those periods which resulted in decreased reliance on bank borrowings and increased interest income.

PROVISION FOR INCOME TAXES:

The following table shows the provision for income taxes for the applicable periods:

(in thousands)                            Three months ended   Nine months ended
                                           September 30,          September 30,
                                         -------------------  -------------------
                                           1996       1995      1996       1995
                                         --------   --------  --------   --------
Provision for income taxes                   $808      $  --      $282     $   --


The provision for income taxes for the quarter and nine months ended September 30, 1996 is computed based on the projected annualized effective tax rate of 18% applied to the pre-tax book income for the period. The projected effective tax rate for the current year is less than the federal statutory rate (34%) due to the projected benefit of the utilization of net operating loss carryovers. The Company anticipates that its effective tax rate will be higher in 1996 than in 1995 due, in part, to anticipated increases in tax-able income and potential restrictions on the utilization of net operating loss carryovers.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $4.6 million, a $1.6 million increase from approximately $3.0 million at December 31, 1995. This increase is attributed primarily to the exercise in January 1996 of the remaining outstanding common stock purchase warrants issued in connection with the Company's initial public offering in June 1995 (the "IPO Warrants"), which generated net cash to the Company of $13.8 million, offset by net cash used in operating activities of approximately $8.9 million, net cash used in investing activities of approximately $2.6 million, and repayment of bank loans of approximately $767,000.

The positive cash flow in the first nine months of 1996 was largely the result of the exercise of the IPO Warrants, the Company's net income before depreciation and amortization of $3.1 million, and an increase in accounts payable of approximately $3.4 million, partially offset by an increase in inventory of approximately $8.3 million, an increase in prepaid expenses and other current assets of approximately $4.3 million, an increase in property and equipment of approximately $2.6 million, an increase in other assets of approximately $1.6 million, a decrease in accrued liabilities of approximately $821,000, a decrease in loans payable of approximately $767,000 and an increase in accounts receivable of approximately $585,000.

To meet seasonal working capital requirements during the balance of 1996, the Company anticipates borrowing substantial amounts under an Accounts Receivable Management and Security Agreement (the "ARM Agreement") entered into with BNY Financial Corporation ("BNY") in July 1995. The terms of the ARM Agreement, as amended, provide that BNY may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities.

The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. The Company anticipates that it will experience periods of significant negative cash flow in 1996 as a result of seasonality in the toy industry, the timing of new product introductions and the Company's planned growth in inventory and accounts receivable. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's operating results.

RECENT DEVELOPMENTS
-------------------

In July and September 1996, the Company's board of directors and shareholders, respectively, approved (i) the Company's reincorporation in Delaware and (ii) an amendment to the Company's 1995 Stock Option Plan to increase by 1,500,000 shares the number of shares that may be issued thereunder. The reincorporation into Delaware was effected on October 25, 1996.

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

Limited Operating History; History of Losses; Accumulated Deficit.   The Company
-----------------------------------------------------------------
has a short operating history, having commenced operation in November 1992 and shipped its first product in July 1993. Although the Company has achieved approximately $168 million in cumulative net sales through September 30, 1996, the Company incurred substantial operating losses in 1993 and 1994 and at September 30, 1996 had an accumulated deficit of approximately $38.8 million. While the Company achieved an operating profit in 1995, future profitability is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, success-fully market its existing products and collect trade receivables in a timely manner.

Dependence on 1996 Products.  In 1996, the Company has introduced and expects to
---------------------------
commence sales of a number of new product lines, such as the V-Link and the Mrs.
                                                             ------         ----
Fields(R) Baking Factory.  In addition, the Company also expects to expand its
------    --------------
existing product lines in 1996, particularly its YES! Gear line of products.
                                                 ---------
Manufacturing of certain of these items, in particular V-Link,  in commercial
                                                       ------
quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1996 product lines will place great demands on management and other Company resources. In particular, V-Link is a complicated consumer electronics product, and the Company expects it
------
will incur substantial expense in completing the manufacture of V-Link. If the
                                                                ------
Company is not able to complete the development, tooling, manufacture and successful marketing of its 1996 product lines, the Company's operating results and financial condition would be materially adversely affected.

Dependence on YES! Gear.  The majority of the Company's current product lines
-----------------------
are sold under the YES! Gear brand.  Within YES! Gear, , the Company's Yak Bak
                   ---------                                           -------
and Power Penz lines of products accounted for 62% and 15% of the Company's
    ----------
third quarter 1996 sales; the remaining YES! Gear products constituted 19% of
                                        ---------
the Company's sales in the third quarter of 1996.  The Company expects the Yak
                                                                           ---
Bak  products specifically and the YES! Gear  product line generally to
---                                ---------
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

Just in Time Inventory; Compressed Sales Cycles. Most of the Company's most
-----------------------------------------------
significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. In conjunction with an apparent delay in the beginning of the holiday selling cycle in 1996 (caused to a certain extent by the presidential election), the limited inventory carried by the Company's customers may reduce or delay consumer sell through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail prior to Christmas; these may include drop-shipment expense and higher advertising allowances which would otherwise be born by the Company's customers. In the event that anticipated reorders do not materialize, the Company may also incur increased inventory carrying costs.

Sales Concentration Risk.  The Company's ten largest customers accounted for
------------------------
approximately 87%, 68% and 76% of net sales for the years ending December 31, 1995, 1994 and 1993, respectively. For the year ended December 31, 1995, the Company's two largest customers, Wal-Mart Stores, Inc. and Toys "R" Us, Inc., each accounted for approximately 27% of net sales. For the year ended December 31, 1994, the same two customers accounted for approximately 21% and 14% of net sales, respectively. Toys "R" Us, Inc. accounted for approximately 41% of net sales in the year ended December 31, 1993. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

Price Protection; Stock Balancing; Reliance of Timely Payment.  In connection
-------------------------------------------------------------
with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and there can be no assurance that the Company will not make accommodations such as stock balancing, returns, other allowances or price protection adjustments to a significant degree in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. Delays in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business.

Short Product Cycles.  Consumer preferences in the toy industry are continuously
--------------------
changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new product lines to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

International Business Risk.  The Company relies exclusively either on foreign
---------------------------
distributors or foreign sales agents to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors and foreign sales agents, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. With respect to sales made through a foreign sales agent, the Company also must incur significant marketing expense and, for non-F.O.B. sales, significant warehousing and inventory expense. A significant portion of these expenses must be incurred prior to determining whether the Company's products will be well received in that market and may not be recouped in the event the sales in the market fall below the Company's expectations. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

Dependence on Manufacturing Facilities Based in People's Republic of China.  The
---------------------------------------------------------------------------
Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In 1997, Hong Kong will become a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, recent tensions in the Taiwan Straits between the People's Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

Dependence on Restrictive Facility.  The Company is dependent on the ARM
----------------------------------
Agreement with BNY Financial Corporation to meet its financial needs during 1996, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company' assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants, including covenants concerning the requirement that Donald Kingsborough and Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, remain active in the management of the Company. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing as contemplated, the Company may not be able to finance its operations, and its operating results and financial condition would be materially adversely affected.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on September 24, 1996, the Company's shareholders approved (i) the Company's reincorporation in Delaware and (ii) an amendment to the Company's 1995 Stock Option Plan to increase by 1,500,000 shares the number of shares that may be issued thereunder. The number of shares voting at that meeting were as follows:

                                           For      Against    Abstain    Not Voted
                                        ---------   -------   ---------   ---------

Reincorporation in Delaware             8,516,253   304,129      25,717           0

Increase in 1995 Stock Option Plan      6,836,162   817,269   1,173,698      19,000


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

           4.1(1)  Certificate of Incorporation of Registrant.

           4.2(1)  Bylaws of Registrant.

          11.1     Statement Regarding Computation of Net Loss Per Share

          27.1     Financial Data Schedule for the quarter ended September 30,
                   1996.
          ----------
          (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-B filed with Securities and Exchange Commission on October 31, 1996.

     b)   Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YES! Entertainment Corporation
                              ----------------------------------
                              Registrant


Date November 6, 1996         /s/ Donald D. Kingsborough
     ----------------         ----------------------------------
                              Donald D. Kingsborough
                              Chief Executive Officer
                              (Principal Executive Officer)



Date November 6, 1996         /s/ Sol Kershner
     ----------------         ----------------------------------
                              Sol Kershner
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER              EXHIBIT DESCRIPTION                                PAGE
------              -------------------                            ------------

 4.1(1)      Certificate of Incorporation of Registrant.

 4.2(1)      Bylaws of Registrant.

11.1         Statement Regarding Computation of Net Loss Per Share

27.1         Financial Data Schedule for the quarter ended
             September 30, 1996.
----------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on October 31, 1996.