Form 10-K
period 1996-12-31
YES ENTERTAINMENT CORP
filed 1997-03-31
CIK 943747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period         to

                        Commission File Number: 0-25916

                        YES! ENTERTAINMENT CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       94-3165290
              ----------------                                 --------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       (Identification No.)

          3875 Hopyard Road, Suite 375, Pleasanton, California 94588
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (510) 847-9444

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 1997 on the Nasdaq National Market was approximately $42,846,228. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the Registrant's Common Stock as of March 14, 1997 was 14,043,432.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  YES! Entertainment Corporation ("YES!" or the "Company") develops, manufactures and markets toys and other entertainment products, including a variety of interactive products. YES! applies innovative technology available in other industries to design products that are fun for children and build on their natural creativity. Most of YES!'s products target children between the ages of two and twelve, a market of over 45 million in North America alone.

  YES! has introduced several lines of products since being founded in December 1992. A substantial portion of the Company's current products are marketed under the YES! Gear brand. YES! Gear is principally comprised of the Company's Yak Bak, Mega and T.R.A.P.S. lines of products. These products, which include both children's electronic and audio products, are designed to appeal to kids six to twelve years of age with their high impact design and unique play activities. The Company also markets Power Penz, a line of pens that incorporate toys and activities. In 1996, the Company also launched a line of food activity products with the Mrs. Fields Baking Factory, a toy cookie oven using mixes developed in conjunction with the Mrs. Fields Development Corporation, and V-Link, a new line of communication products designed to be a short-range, toll-free radiophone system that includes voice-messaging, conference call and private conversation features.

  In 1997, the Company expects to introduce a number of new products and product lines. These include the Baskin-Robbins Ice Cream Maker, a toy ice cream maker with which children can prepare ice cream for their family using delicious mixes developed in conjunction with Baskin-Robbins USA, Co., Air Vectors, a line of small vehicles for boys that transform and launch flying objects, such as airplanes or missiles, YES! Pre-School, a line of pre-school products which incorporate popular features from YES!'s highly successful Yak Bak line, YES! Girl, a line of electronic toys and activities specially for girls, Disgusting Designs, a ghoulish new art activity center for boys, and Radical Air, a line of toy guns that shoot foam balls that expand to three times their original size in the air.

  YES! was incorporated in California in September 1992 and began operations in November 1992. The Company changed its state of incorporation from California to Delaware in October 1996. The Company had net revenues of $69.7 million, $55.7 million, $36.4 million and $25.9 million in 1996, 1995, 1994 and 1993, respectively. The Company incurred operating losses from its inception through the quarter ended June 30, 1995, incurred a net loss of approximately $12.6 million in 1996, and had an accumulated deficit of approximately $52.7 million at December 31, 1996.

  The Company's initial public offering of Common Stock occurred in June 1995 at which time the Company's Common Stock and Redeemable Common Stock Purchase Warrants issued in connection with the initial public offering ("IPO Warrants") commenced trading on the Nasdaq SmallCap Market. The Company's Common Stock and IPO Warrants were included on the Nasdaq National Market in November 1995. All of the outstanding IPO Warrants were exercised in December 1995 and January 1996 at an exercise price of $4.00 per share. Pursuant to the exercise of the IPO Warrants, the Company raised approximately $19.8 million.

  YES!, YAK BAK and COMES TO LIFE BOOKS are registered trademarks and YES! GEAR, POWER PENZ, AIR VECTORS, YES! PRE-SCHOOL, YES! GIRL, DISGUSTING DESIGNS, RADICAL AIR WEAPONS, T.R.A.P.S., YAK BAK WARP'R, YAK BAK SFX, YAK BAKWARDS, YAK MANIAK, MEGA MIKE, MIGHTY MEGA MOUTH SPORTS, SECRETS, CODER, LASER SHOTS, QUICK FLIPS, PEN PHONE, HANDY CANDY, V-LINK, MONSTER MARKER HAND, MOLDY BODY PARTS, PET TOONIES, GIZMOS, MUSIC GIZMOS, INSTRUMENT GISMOS, DANCE STUDIO, YES! EXTREME, STROBES, YAK BAK BALLS, SFX BALLS, YES! GAMES and SLAP TRAP are trademarks of YES! Entertainment Corporation. All rights reserved. MRS. FIELDS is a registered trademark of the Mrs. Fields Development Corporation. BASKIN 31 ROBBINS is a registered trademark of the Baskin-Robbins USA, Co. NICKELODEON is a registered trademark of Nickelodeon, a programing service of Viacom International, Inc.

PRODUCTS

  YES!'s product lines span major markets for children's and teen products. These include educational and licensed products, children's electronics and publishing, activity products, and electronic learning products, as well as new product categories that YES!'s innovative approach to product development is helping to create, such as audio recording and distortion products, functional toys (i.e. toys that work as other types of products, such as pens) and children's and teen communications. The majority of the Company's products target children ages two to twelve, although the Company's V-Link product targets consumers between the ages of ten and seventeen.

  The Company introduced a number of new product lines in 1996 and expects to introduce several new product lines in 1997. The Company expects that the 1997 product lines, certain of which are technically complex, will place great demands on management and other Company resources. There can be no assurance that the products under development will be successfully developed, or if successfully developed, that they will achieve market acceptance. In addition, if the Company is not able to complete successful development, tooling, manufacture and marketing of its 1997 product lines, the Company's operating results and financial condition will be materially adversely affected.

  YES! GEAR

  The Company's current line of YES! Gear products comprises over 30 SKUs. All of these products are designed around the idea of combining technical innovation in a low cost product that provides children with opportunity for creative expression. YES! Gear is principally comprised of the Company's Yak Bak, Mega and T.R.A.P.S. lines of products.

  Yak Bak. The Yak Bak line of products combines solid state recording, playback and sound effects technology in colorful, highly stylized micro-sized recorders that permit children to record and play back their customized messages. Designed to fit comfortably into a child's hand and pocket, each of the Yak Bak products is available in a number of different colors. All Yak Bak packaging is designed to achieve maximum impact in a retail store and allow customers to test the product before purchasing it.

  YES! launched its YES! Gear product line in December 1994 with the introduction of Yak Bak, a simple, highly stylized six-second recording and playback device. Since then, the Company has introduced a number of extensions to the Yak Bak product, including Yak Bak Warp'r, a more fully featured version of the original Yak Bak product, which includes a voice pitch modulator, that alters the voice recording to permit the recorder to play back the recording in new ways; Yak Bak SFX, which incorporates built-in sound effects and extended recording features that allow a child to create a wide variety of messages and custom recordings; and Yak Bakwards, a Yak Bak device that permits the user to play back a recorded message in reverse (thereby creating a whole new language for children). The Company has also extended the recordability features of the Yak Bak into other formats appealing to children, including balls, wristwatches, motion detectors and a variety of pens that include the Yak Warp'r, Yak Bak SFX and Yak Bakwards features.

  In 1997, the Company expects to extend the Yak Bak line further with the introduction of Yak Maniak, a Yak Bak device that incorporates echo, reverb and tremolo capability to permit kids to make new and exciting recordings. The Company also expects to launch a line of Yak Bak SFX products themes for girls under the Ms. Yak mark.

  Mega Products. In 1996, the Company introduced a line of voice amplification products. In 1997, the Company will continue these types of products with its Mega Mike and Mighty Mega Mouth Sports products. Mega Mike is a voice amplification device that clips to the user's belt, attached to which is a microphone into which children can speak. With the addition of applause, booing, laughter and rim shot sound effects, Mega Mike transforms children into one-man stand-up comedians. Mighty Mega Mouth Sports is a high sound volume device that let's kids blast their voice and add popular sports sound effects sounds.

  T.R.A.P.S. In 1996, the Company introduced a line of remote activated pranks and effects products marketed under the name Techno Remote Activated Pranks (or T.R.A.P.S.). Each of the T.R.A.P.S. is activated by a radio frequency transponder that allows the user to initiate his or her prank or effect from a hidden or remote location. The remote control device activates all four T.R.A.P.S., which include a squirt cannon, a water or air balloon popper, a sound effects generator and a bug drop, which releases plastic bugs from a ceiling location.

  POWER PENZ.

  In December 1995, the Company began shipping a new line of functional toys under the Power Penz mark. Power Penz are a series of activity toys that take form in a fully functional ball-point pen. In 1995, the Company introduced four mechanical Power Penz, consisting of a dart launcher, a helicopter, a miniature race car launcher, and a combination telescope, microscope and rear view mirror, and two electrical Power Penz, consisting of a sound effects toy and a mini directional amplifier. In 1996, the Company expanded the Power Penz line to include Secrets and Coder, pens that wrote in (and illuminated with a built-in UV light) invisible ink, Laser Shots, pens that fire and sense beams of infrared light that allow kids to aim and fire at each other's pens, Quick Flips, pens that house grooming and cosmetic devices for girls and spy activities for boys that flip out of the body of the pen, and Rimshot, pens that house a basketball hoop and launch miniature basketballs.

  The Company expects to expand the Power Penz line in 1997 to include Pen Phone, pens that work as short range infrared walkie talkies, Handy Candy candy dispensing pens, FM radio pens, drumming pens, and many other new and exciting activities in a pen.

  LICENSED FOOD

  Mrs. Fields Baking Factory. In 1996, the Company entered the children's food products market with the introduction of the Mrs. Fields Baking Factory, a toy oven that permits children to bake cookies, muffins and brownies for their families and friends, using recipes developed in conjunction with the Mrs. Fields Development Corporation. Each oven displays the familiar Mrs. Fields red and white color scheme and logo and comes complete with a set of baking pans and utensils. The mixes, which come with the oven and are also sold separately, are designed to taste like the real Mrs. Fields cookies available at any one of the hundreds of Mrs. Fields cookie outlets throughout the United States.

  Baskin-Robbins Ice Cream Maker. In 1997, the Company expects to build on the success of the Mrs. Fields Baking Factory when it launches the Baskin-Robbins Ice Cream Maker, which makes real ice cream using Baskin-Robbins mixes, including some that have been developed exclusively for YES!. Like the Mrs. Fields Baking Factory, the Baskin-Robbins Ice Cream Maker will be sold with a variety of mixes, and refills will be available in a number of different flavors.

  COMMUNICATIONS

  In late 1996, the Company introduced V-Link, a new communications product marketed principally to teens ages ten to seventeen. V-Link is designed to permit teens to communicate with each other within up to a 1,000 foot radius (such as in a school or at a shopping mall) without any toll or monthly charges. V-Link also includes voice mail and messaging capabilities, together with the ability to have private conversations or talk on a party line.

  V-Link is a complicated consumer electronics product, and the Company has incurred substantial expense in completing the development and tooling for its manufacture. In 1996, the Company also devoted a substantial portion of its marketing budget to the introduction of V-Link, which occurred later than anticipated. The Company's 1996 financial results were materially adversely impacted as the result of delays in the introduction of V-Link, as well as in obtaining formal regulatory approval for the sale of V-Link. If the Company is unable to effectively market V-Link in 1997, or if V-Link is not well-received by teen consumers in 1997, the Company will be unable to recover its investment in the development and manufacturing of inventory of V-Link, which may have a material adverse effect on the Company's 1997 financial results.

  NEW CATEGORIES FOR 1997

  The Company has or is in the process of developing a number of new lines of products for 1997 that will significantly expand the breadth of YES!'s product offerings. Specifically, the Company will move into new categories of products, including vehicles, pre-school, girls items, foam products and electronic games.

  Vehicles. Air Vectors is YES!'s initial foray into the popular toy vehicle category. YES! is attempting to enter this category with a new and exciting feature -- Air Vectors cars will race ahead, then transform and launch planes or missiles from the vehicles superstructure, which continue their forward motion in flight. The Company's initial vehicles will be themed as racing cars, military vehicles and off-road vehicles. The Company is currently developing the Air Vectors line which it expects will be shipped late in the 1997 selling season.

  YES! PreSchool. At Toy Fair 1997, the Company introduced a new line of pre-school electronic products to address the growing three to six year old market. These products include Yakkins, a line of molded plastic characters into which children can record sounds and messages for playback, Pet Toonies, a line of animals that play popular kids songs in that animal's own sounds, and Music Gizmos and Instrument Gizmos, a line of highly stylistic devices that play pre-set tunes and musical sounds in a variety of different ways depending on how a child "builds" their gizmo.

  YES! Girl. The Company in 1997 expects to expand into the girls category with a new line of YES! Girl products, themed especially for creative girls. The Company's entree into this category is Dance Studio, a portable dance instructor that calls out dance steps to little girls. Girls can dance to preset routines, or create their own, and can vary the pace and beat of their new dances.

  YES! Extreme. The Company also is creating a new category of action sports and play activities. These will include three new product lines.

   Strobes

  In 1997, the Company expects to introduce a line of high bounce balls that contain impact activated strobing lights. Bounce the ball and brilliant red lights begin to flash inside, creating a whole new dynamic of day and night ball play.

   Radical Air Weapons (R.A.W.)

  The Company is developing and expects to introduce in 1997 a line of toy guns that shoot expanding foam balls. Unlike other foam guns, these balls expand quickly to more than three times their compacted size as they fly through the air.

   Yak Balls and SFX Balls

  Finally, the Company expects to extend both the recording and sound effects features of the Yak Bak and Yak Bak SFX products into a line of miniature baseballs and footballs under the Yak Bak Balls and SFX Balls names.

  Activities. The Company expects to introduce in 1997 Disgusting Designs, a ghoulish new painting and arts design center for young boys. The design center is comprised of a Zombie head and finger that incorporates all sorts of painting activities, including paint filled brains, crayon teeth, eyeballs that are brushes, sponge tongues and stamp and fingers. Other accessories sold separately include a Monster Marker Hand and a Moldy Body Parts molding kit, which lets kids mold their own creepy sculptures that they can then decorate.

  YES! Games. In 1997, the Company expects to introduce a product into the electronic games category. Slap Trap is an electronic game module that contains four different game plays that challenge user's memory and reaction time. Slap Trap is designed for family fun.

PRODUCT DESIGN AND DEVELOPMENT

  The Company's product development combines the use of independent outside designers with internal development to develop new product lines.

  INDEPENDENT DESIGNERS

  The Company continually evaluates new product ideas generated by a number of outside independent designers with whom the Company communicates on a regular basis. When the Company decides to develop a product based upon an idea presented by an independent designer, the Company enters into a license agreement with the designer. These license agreements typically provide for the payment of royalties based on net sales of the new product. Such arrangements exist for most of the Company's lines of products.

  INTERNAL DEVELOPMENT

  A substantial portion of the Company's internal development efforts focus primarily on further development of ideas originally submitted by independent designers. Product design and development is a joint effort between the Company's product development, marketing, sales and engineering groups. Each group brings its unique expertise, allowing the creation of ideas which combine the latest technologies, current trends and strongest consumer and retailer demands.

  The Company tests product concepts and prototypes through consumer market research techniques, including focus groups and in-home use tests. The Company also meets with a number of retailers across the country to preview prototype products, determine levels of interest and help refine details of the product lines prior to production. In addition, the Company frequently previews advertising plans, public relations plans, point-of-purchase displays, packaging and other matters with retailers prior to production.

  In 1996, 1995 and 1994, the Company incurred research and development expenses of approximately $4.6 million, $2.8 million and $4.9 million, respectively.

MANUFACTURING, PRODUCTION AND DISTRIBUTION

  The Company's present strategy is to contract for substantially all of its manufacturing requirements. Most of the Company's product lines are manufactured overseas by unaffiliated contract manufacturers which have facilities in Hong Kong and the People's Republic of China. Certain of the Company's products and components of products are manufactured in the United States.

  The Company chooses manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. The Company is generally required to post a letter of credit prior to shipment. The Company has not entered into any long-term contracts with any of its manufacturers.

  The Company has a group of employees located in California and Hong Kong who supervise the Company's manufacturing contractors. These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing production planning and quality assurance functions including inspection at various stages, tracking costs, performing and/or working with manufacturing engineering, and oversight of the manufacturing processes. In order to source a variety of raw materials and components, provide quality control, and administer contracts with manufacturers on location, the Company established a subsidiary in Hong Kong, Entertainment Products, Ltd.

  Management believes that its strategy to contract for substantially all manufacturing requirements provides the Company with financial flexibility and the most efficient use of its capital. However, since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products. These manufacturers are based in Hong Kong with manufacturing facilities located in the People's Republic of China. The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship. Given the highly seasonal nature of the Company's business, any unusual delay or quality control problems of such manufacturers, or delays in product deliveries, delays in locating or providing new tooling to acceptable substitute manufacturers or delays in increasing the production of alternative manufacturers, would have a material adverse effect on the Company's operating results and financial condition. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of which could have a material adverse effect on the Company's business. The Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that the manufacturers will be able to meet the Company's production schedules. In addition, manufacturing in Hong Kong and the People's Republic of China entails certain more specific risks, including the return of Hong Kong to governance by the People's Republic of China in June 1997 and recent political tensions between the People's Republic of China and the Republic of China (Taiwan). There can be no assurance that these events will not result in disruptions to the Company's production schedules.

  The Company maintains a quality control and quality assurance program and has established process controls, inspection and test criteria for each of its products. These methods are applied by the Company or its agents regularly to product samples in each manufacturing location prior to shipment and each shipment must pass quality control inspection. Once the products arrive in the United States, samples are subject to spot inspection to ensure quality. The Company's international distributors also maintain quality control programs, typically relying on an inspection agent who certifies the quality of the products prior to their shipment from Hong Kong to the international distributor.

  The Company has identified certain components in its products which its contract manufacturers are allowed to purchase only from designated approved suppliers in order to ensure quality. Each manufacturer submits samples from early production runs to independent testing laboratories to determine whether the manufacturer is producing to certified safety and product standards. On an ongoing basis, random samples are drawn from each manufacturer for full-scale testing.

  The Company's products are shipped from the point of manufacture by sea and air transport to the Company's California distribution facility. As a result, delivery may be subject to labor disruptions, particularly in the maritime shipping industry, as well as to limitations on the availability of air cargo space for the shipment of items in certain circumstances. To date, the Company has not been materially affected by any such disruptions or constraints. In addition, extensive reliance on air shipment is expensive and may adversely impact the Company's profitability.

  At the Company's California distribution facility, the Company performs inventory planning and management, takes delivery of products, inspects, warehouses and ships products to its retailers' distribution points. Truck transport is used for delivery from the Company's distribution facility to the retailers' distribution points or designated retail locations.

MARKETING AND SALES

  YES!'s marketing budget is primarily expended for television advertising and point-of-purchase display programs. The Company has expended a majority of its advertising for national television spots and the production of television commercials which support the majority of YES!'s product lines. In conjunction with television advertising and public relations and promotions programs, the Company also uses point-of-purchase displays to serve as the final link in a marketing chain that educates consumers and motivates them to purchase YES! products.

  Additionally, many of the Company's products benefit from the strong market identification of its licensed characters and brands. The Company has contracts for the licensing right to use various well-known children's characters and consumer brands and will continue to negotiate contracts for rights for future products. Most of these character licenses provide for advances against future royalties, minimum guaranteed payments and a royalty based on net sales.

  The Company's products are sold throughout the United States primarily by the Company's direct sales force to toy retailers, toy distributors, catalog showrooms, mass merchants, department stores and discount stores. Retailers of YES! products in 1996, 1995 and 1994 included toy retailers, such as Toys "R" Us, Inc. ("TRU") and Kay Bee Toy Stores, and general retailers, such as Wal-Mart Stores, Inc. ("Wal-Mart"), Target Stores, K-Mart, Service Merchandise Co., Inc. and Hills Stores Company, Inc. The Company also uses sales representative organizations typically either to address less concentrated markets or in connection with certain of the Company's products, including V-Link, that sell outside normal toy retail channels.

  The Company's ten largest customers accounted for approximately 85%, 87% and 68% of sales for the years ending December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1996, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 20% of net sales, respectively. For the year ended December 31, 1995, TRU and Wal-Mart each accounted for approximately 27% of net sales and for the year ended December 31, 1994, the same two customers accounted for 14% and 21% of net sales, respectively. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

  In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers. In addition, in order to address such issues as working capital requirements, sales of inventory and changes in marketing trends, many toy companies allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. Furthermore, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. There can be no assurance that retail customers will not delay payments in the future which would materially impact the Company's ability to predict its cash flow, often to the detriment of the Company's business.

INTERNATIONAL OPERATIONS

  International net sales were approximately $14.9 million, $3.8 million and $10.4 million in 1996, 1995 and 1994, respectively, and accounted for approximately 21%, 7% and 29% of the Company's revenue in those respective years. International net sales were substantially lower in 1995 primarily as the result of weakness in the international economy.

  The Company's international products are based on the Company's products developed for the domestic market, so that international product development costs are minimized. In 1996, the Company introduced the YES! Gear line of products internationally, where they were well-received, particularly in Japan. In 1997, the Company expects to introduce all of its domestic 1996 and early 1997 products internationally, with a particular emphasis on expanding European sales.

  The Company sells its products internationally through a network of leading toy distributors in their local markets. The Company believes it has and is continuing to develop strong relationships with its key distributors, and that such distributors have a good reputation in, and knowledge of, the markets they serve. The Company believes that by leveraging the distributors' local expertise, the Company is able to generate substantially greater international retail sales than if the Company attempted to obtain such sales directly. In addition, because local market distributors typically pay for the Company's products on a letter of credit and take delivery of such product in Hong Kong, and because the distributors are responsible for the warehousing and promotion of the Company's products in the local market, the Company is able to minimize risks associated with a direct international effort as well as the Company's capital commitments in advance of manufacture of the product, and can maintain a leaner staff requiring fewer resources to support the Company's international operations. The Company also has engaged a sales and marketing company to coordinate sales of the Company's products in Europe; this agency receives a commission on all sales to European countries.

  Substantially all international sales are conducted through the Company's Hong Kong subsidiary, Entertainment Products, Ltd. and are denominated in U.S. dollars.

  Although the Company's international sales division works closely with its foreign distributors, the Company cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage the Company's product sales in foreign markets. While the Company believes the distributors to whom the Company has granted foreign market rights are highly qualified, all of these distributors also distribute, either on behalf of themselves or other toy manufacturers, other product lines of toys, including product lines of toys that may be competitive with those of the Company. There can be no assurance that these distributors will manage effectively the sale of the Company's products worldwide or that their marketing efforts will prove effective. In addition, although the Company attempts to structure its international sales in U.S. dollar denominated transactions only, certain transactions may be denominated in the local currency. Accordingly, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. In addition, the Company's international distributors are also subject to local rules and regulations which can substantially affect the profitability or ability of the Company or its international distributors to sell the Company's products internationally.

PATENTS AND LICENSES

  Certain of the Company's product lines also incorporate concepts or technologies created by outside designers, some of which are patented. In addition, many of the Company's products incorporate other intellectual property rights, such as characters or brand names, that are proprietary to third parties. The Company typically enters into a license agreement to acquire the rights to the concepts, technologies or other rights for use with the Company's products. Substantially all of these licenses are exclusive for the children's and youth markets. These license agreements typically provide for the retention of ownership of the technology, concepts or other intellectual property by the licensor and the payment of a royalty to the licensor. Such royalty payments generally are based on the net sales of the licensed product for the duration of the license and, depending on the revenues generated from the sale of the licensed product, may be substantial. In addition, such agreements often provide for an advance payment of royalties and may require the Company to guarantee payment of a minimum level of royalties that may exceed the actual royalties generated from net sales of the licensed product. Some of these agreements have fixed terms and may need to be renewed or renegotiated prior to their expiration in order for the Company to continue to sell the licensed product. Certain of the Company's licenses require that certain minimum performance goals be met in order for the Company to renew or extend its licenses. The termination or non-renewal of a key license would materially adversely affect the Company's operating results and financial condition.

  In addition to rights licensed from third parties, the Company also relies on a combination of patents, copyright, trademark and trade secret protection, non-disclosure agreements and work-for-hire arrangements to establish and protect the proprietary rights it has in its products. There can be no assurance that the Company's competitors will not independently develop or acquire patented or other proprietary technologies that are substantially equivalent or superior to those of the Company. There also can be no assurance that the measures adopted by the Company to protect its proprietary rights will be adequate to do so or that the Company's products do not infringe on third party intellectual property rights, including patents. Reverse engineering and grey market production of successful toy products is common in the industry. The ability of the Company's competitors to acquire technologies or other proprietary rights equivalent or superior to those of the Company or the inability of the Company to enforce its proprietary rights would have a material adverse effect on the Company's operating results and financial condition.

  Intellectual property matters are frequently litigated on allegations that third party proprietary rights have been infringed. Such litigation can be expensive and time-consuming to prosecute or defend against and, if decided adversely to the Company, may preclude the Company from enjoining competitors from utilizing technology or designs the Company considers proprietary or prevent the Company from selling its products or require that the Company pay significant and unanticipated royalties. The Company has defended two such lawsuits and, although the Company prevailed in each instance, each lawsuit was expensive and time-consuming to defend. In addition, such lawsuits could have the effect of causing the Company's customers to delay or cancel purchase orders until they are resolved.

COMPETITION

  The Company's product lines span major segments both within and beyond the scope of the traditional toy industry. Accordingly, the Company's products compete in a number of different markets with a number of different competitors. Market leaders from which the Company faces competition include Mattel, Inc., Hasbro, Inc., Tyco Toys, Inc. (which recently merged with Mattel, Inc.), Tiger Electronics and Video Technology Industries, Inc. Product innovation, quality, product identity through marketing and promotion, and strong distribution capabilities are all important attributes of successful companies in the toy industry. The Company believes that it is generally competitive with other toy companies on these factors.

  In recent years, leading toy retailers have gained significant market share. They generally feature a large selection of toys, some at discount prices, and maintain lean inventories to reduce their inventory risk. Continued consolidation among discount-oriented retailers can be expected to require toy companies such as the Company to keep prices competitive and to implement and maintain production and inventory control methods permitting these toy companies to respond quickly to changes in demand.

  The toy industry is highly competitive. Many of the Company's competitors have substantially greater assets and resources than those of the Company. Other competitors market non-promoted products that compete with the Company on the basis of price. Some of these products are competitive with those of the Company, which supports sales with advertising and therefore necessitates higher price points. The relatively low barriers to entry into the toy industry and the limited proprietary nature of many toy products also permit new competitors to enter the industry easily. As a result, successful new products or product concepts often are duplicated and offered to the Company's customers and through other channels of distribution at lower prices than the Company may be required to charge to recapture product development and marketing expenses. Certain companies have already introduced, and the Company anticipates other companies will introduce toys and published products that compete with the Company's existing and new products. Such competition has forced in the past, and may force in the future, price reductions, which would adversely affect the Company's operating results and financial condition.

GOVERNMENT AND INDUSTRY REGULATION

  The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission to protect children from hazardous toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. In the pre-production stages and periodically thereafter, the Company sends sample toys to independent laboratories to test for compliance with the Consumer Product Safety Commission's rules and regulations, as well as with the voluntary product standards of the Toy Manufacturers of America. Similar laws exist in specific jurisdictions within the United States as well as in certain foreign countries. The Company designs its products to exceed the highest safety standards imposed either by government or industry regulatory authorities. In the event that the Company violates any such rule or regulation, sale of the offending product could be enjoined. To date, the Company has not experienced any material governmental or voluntary safety compliance problems with respect to its products. In the event that the Company violates any such rule or regulation, sale of the offending product could be enjoined.

  Certain of the Company's products may also be subject to other government rules and regulations. For instance, the Company's V-Link product is subject to Federal Communications Commission ("FCC") rules and regulations. In December 1997, the Company voluntarily ceased shipments of its V-Link products pending receipt of final marketing approval from the FCC to sell V-Link, which the Company had inadvertently not obtained prior to commencing V-Link sales. While the Company did obtain such approval, the Company was required to pay a $31,000 fine to the FCC as a result of its failure to obtain FCC marketing approval and take certain other remedial steps to help ensure that the Company meets its FCC obligations in the future. There can be no assurance that the Company may not be required to obtain government approval for other products in the future, that such approval can be obtained, or that seeking such approvals will not result in delays in product introductions.

EMPLOYEES

  As of February 28, 1997, the Company had a total of 123 employees, of whom 74 were based in the United States and 49 were based in Hong Kong. The Company is staffed in the functions necessary to operate a successful business in the toy industry, including product development, marketing, sales, management of outside functions and internal operations. The Company intends to keep overhead low and utilize outside resources whenever practical.

  None of the Company's employees is represented by a collective bargaining arrangement, nor has the Company ever experienced any work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company leases all of its facilities, including executive offices of 17,335 square feet in Pleasanton, California, warehouse space of 84,000 square feet in Hayward, California, manufacturing facilities of 6,700 square feet in Carson, California and a showroom of 8,300 square feet in New York, New York. The Company's wholly-owned Hong Kong subsidiary leases approximately 4,500 square feet of office space in Kowloon, Hong Kong. The Company believes that suitable space will be available on reasonable terms should the Company require additional space. In 1996, the Company's total rent expense was $1.2 million.

  The Company's management information system is based on an IBM AS400 computer and personal computers running commercially available software. The Company believes this information system is adequate to meet the Company's business needs for the foreseeable future, as enhanced by available technology.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on the Company's operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the trading symbol "YESS." The Company's Common Stock is not listed or quoted on any other quotation system or securities exchange. The following table sets forth the range of quarterly low, high and closing sale prices of the Common Stock on the Nasdaq SmallCap Stock Market from the Company's initial public offering on June 7, 1995 until November 1995, and as quoted on the Nasdaq National Market since November 1995. The Company has not paid cash dividends and has no present plans to do so. At March 14, 1997, there were approximately 230 holders of record of the Company's Common Stock.

                                                       PRICE RANGE OF
                                                        COMMON STOCK
                                                       ---------------------
                                                       LOW    HIGH     CLOSE
                                                       ---    ----     -----
Fiscal year 1997:
  First quarter (through March 14, 1997).............. $4 5/8 $7 3/16   $5 7/16
Fiscal year 1996:
  First Quarter.......................................   6    10 1/4     9 3/8
  Second Quarter......................................  9 1/8 16 7/8    14 3/4
  Third Quarter.......................................  9 3/8 15 3/8    14 1/4
  Fourth Quarter......................................  5 5/8  15        6 7/16
Fiscal year 1995:
  Second Quarter (from June 7, 1995)..................   5     5 1/4      5
  Third Quarter.......................................   5     6 1/4     5 7/8
  Fourth Quarter......................................  5 3/4  6 5/8     6 5/8

  On March 14, 1997, the last sale price for the Common Stock reported on the Nasdaq National Market was $5 7/16 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected statement of operations data for each of the five years in the period ended December 31, 1996 are derived from financial statements of the Company.

                              YEAR ENDED DECEMBER 31,             PERIOD FROM
                         -----------------------------------  SEPTEMBER 14, 1992
                                                              (INCEPTION) THROUGH
                          1996     1995     1994      1993     DECEMBER 31, 1992
                         -------  ------- --------  --------  -------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
  Net sales............. $69,699  $55,673 $ 36,379  $ 25,931         $  --
  Operating income
   (loss)............... (11,688)   4,989  (19,920)  (20,472)         (674)
  Net income (loss)..... (12,571)   3,478  (21,927)  (20,964)         (672)
  Pro forma net loss per
   share(1)(2)..........      --       -- $  (5.08)       --            --
  Net income (loss) per
   share(1)(2)..........   (0.91) $  0.41       --        --
  Shares used in comput-
   ing pro forma net
   loss per share(1)....      --       --    4,319        --            --
  Shares used in comput-
   ing net income (loss)
   per share(1).........  13,890    8,534       --        --            --
BALANCE SHEET DATA:
  Cash and cash equiva-
   lents(3)............. $ 1,572  $ 2,987 $  2,558  $  2,462         $   6
  Working capital.......  25,934   25,671    5,083     8,529          (438)
  Total assets..........  61,451   48,870   29,657    29,591           725
  Redeemable convertible
   preferred stock......      --       --   49,339    30,469            --
  Total shareholders'
   equity (deficit)..... $30,065  $28,584 $(42,570) $(21,028)          (79)

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. The loss per share data in 1993 and 1992 is not presented as the periods were prior to the Company's initial public offering.
(2) The Company has not paid any cash dividends in any of the years presented.
(3) Excludes approximately $1.3 million and $5.4 million of restricted cash which collateralized outstanding trade letters of credit at December 31, 1994 and 1993, respectively. At December 31, 1996 and 1995, there was no restricted cash collateralizing outstanding letters of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements about the Company that are based on current expectations. Actual results may differ materially as a result of any one or more of the risks identified in this section, as well as in the section captioned "Business Factors."

OVERVIEW

  YES! Entertainment Corporation was founded in September 1992 to develop, manufacture and market a variety of toys and other children's entertainment products, including a variety of interactive products. The Company's strategy is to use innovative technology to design products that are fun for children and build on their natural creativity.

  The Company has achieved cumulative net sales of approximately $188 million through December 31, 1996, although it had an accumulated deficit as of December 31, 1996 of approximately $52.7 million. Management believes that delays in obtaining financing in 1993 and 1994 resulted in lost sales opportunities, including opportunities for reorders, and also required the Company to incur higher than normal shipment and advertising expenses to expedite product delivery and create consumer demand in a shortened holiday selling period. In 1995, the Company was able to secure financing to ensure that its products were introduced in time to take advantage of the holiday selling season. In 1996, the Company's financial results were adversely affected by a number of issues, including a weak retail environment which caused retailers to defer orders and a delivery delay in the Company's V-Link product, compounded in part by the voluntary suspension of V-Link shipments pending resolution of market approval issues from the FCC.

  The production and shipment of the Company's 1997 products is subject to a number of risks, and there can be no assurance that the Company will be able to complete the development, tooling, manufacture or successful marketing of its 1997 products. This risk is compounded by the large number of new products the Company is introducing in 1997, including many additions to the YES! Gear line of products (such as Yak Maniak and several new Power Penz), the Baskin-Robbins Ice Cream Maker, Air Vectors and R.A.W., each of which is still in the developmental stage and which also involve complicated development and tooling issues. Air Vectors and R.A.W. are not expected to ship until late in the third quarter, and in the event there is a delay in the final development, tooling, production or transport of these products, they may not ship until even later in the year, if at all.

  The Company constantly evaluates the toy markets and its development and manufacturing schedules. As the year progresses, the Company may elect to reduce the number of products it currently plans on shipping in 1997 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1997 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, if at all.

  In 1995, the Company adopted a financial strategy to maintain a low break-even point and to focus on profitability rather than sales growth. Management believes that this financial strategy was instrumental in achieving profitability in 1995. While the Company attempted to maintain this strategy in 1996, the revenue shortfall realized in 1996 was much more significant than the Company had expected. The Company expects to continue to focus on controlling fixed expenses in 1997, although there is no guarantee that a revenue shortfall in 1997 would not materially adversely affect the Company's financial performance.

  The Company also expects to consider opportunities to enhance revenue growth as well as profitability through acquisitions or other strategic business relationships in 1997.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statement of operations for the years ended December 31, 1996, 1995 and 1994, and the relevant percentage of net sales represented by certain income and expense items:

                                      YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------
                                1996               1995               1994
                          -----------------   ----------------  -----------------
                           AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                          --------  -------   -------  -------  --------  -------
                                       (DOLLARS IN THOUSANDS)
Net sales...............  $ 69,699  100.0%    $55,673  100.0%   $ 36,379   100.0%
Cost of sales...........    42,624    61.2     26,623    47.8     25,012    68.8
                          --------  ------    -------  ------   --------   -----
Gross profit............    27,075    38.8     29,050    52.2     11,367    31.2
Operating expenses
  Marketing, advertising
   & promotion..........    13,192    18.9      6,423    11.5     11,013    30.3
  Selling, distribution
   & administrative.....    25,571    36.7     17,638    31.7     20,274    55.7
                          --------  ------    -------  ------   --------   -----
    Total operating ex-
     penses.............    38,763    55.6     24,061    43.2     31,287    86.0
                          ========  ======    =======  ======   ========   =====
Operating income (loss).   (11,688)  (16.8)     4,989     9.0    (19,920)  (54.8)
Interest income.........       264     0.4         69     0.1        129     0.4
Interest expense........  $ (1,039)   (1.5)    (1,321)   (2.4)      (785)   (2.2)
Other expense, net......  $   (108)   (0.1)       (74)   (0.1)    (1,351)   (3.7)
                          --------  ------    -------  ------   --------   -----
Income (loss) before
 provision of income
 taxes..................  $(12,571)  (18.0)     3,633     6.5    (21,927)  (60.3)
Provision for income
 taxes..................  $     --      --        185     0.3         --      --
                          --------  ------    -------  ------   --------   -----
  Net income (loss).....  $(12,571)  (18.0)%  $ 3,478    6.2%   $(21,927)  (60.3)%
                          ========  ======    =======  ======   ========   =====

NET SALES

  The Company's worldwide net sales were $69.7 million in 1996, $55.7 million in 1995 and $36.4 million in 1994. Products introduced in 1994 accounted for 9%, 35% and 38% of worldwide sales in 1996, 1995 and 1994, respectively. Products introduced in 1995 accounted for 35% and 45% of worldwide sales in 1996 and 1995, respectively. Products introduced in 1996 accounted for 54% of the Company's worldwide sales in 1996. The Company expects that newly introduced products will continue to account for a significant percentage of sales in the year they are introduced as the result both of expanding sales and the decline in sales of earlier products due to the relatively short life cycles of many products in the toy industry.

  Domestic net sales were $54.8 million in 1996, compared to $51.9 million in 1995 and $26.0 million in 1994. The slight increase in 1996 over 1995 was attributable to the introduction of a number of new product lines in 1996, including the Mrs. Fields Baking Factory and V-Link, together with the addition of a number of new products to the Company's YES! Gear and Power Penz categories. This increase was offset in part by lower than expected domestic sales in the fourth quarter of 1996, and the decrease in unit sales and average selling price of the Company's older product lines. The increase in 1995 domestic net sales over 1994 was primarily the result of the introduction of Yak Bak and Nickelodeon products in 1995.

  The Company's Yak Bak and Power Penz product lines together accounted for a significant percentage of the Company's sales in 1996 and 1995, comprising 72% and 50% thereof, respectively. Yak Bak accounted for 4% of the Company's 1994 net sales, the year in which Yak Bak was first shipped. In 1996 and 1995, the Company's Yak Bak items accounted for approximately 46% and 47% of the Company's sales, respectively. The Company's Power Penz products accounted for 22% and 3% of the Company's sales in 1996 and 1995, respectively, following the introduction of the Power Penz in 1995. In addition, in 1996 the Company sold a number of Yak Bak and Power Penz products together; these sales accounted for approximately 4% of the Company's 1996 net sales. No other product line accounted for more than 10% of the Company's sales in 1996, although one product line, Comes To Life Books, accounted for 17% and 47% of the Company's sales in 1995 and 1994, respectively. Although the Company expects that its revenue base will be less concentrated on any one line of products in 1997 as compared to previous years, the Company expects that YES! Gear, in particular the Yak Bak items, and the Power Penz and Mrs. Fields lines of product will continue to account for a substantial portion of the Company's revenues in 1997.

  International net sales were $14.9 million in 1996 compared with $3.8 in 1995 and $10.4 million in 1994. International sales were substantially higher in 1996 than 1995 due to the increased emphasis the Company placed on expanding international sales in conjunction with the introduction of the Company's YES! Gear line of product internationally beginning in 1996. Sales to distributors in Pacific Rim countries comprised a substantial portion of the Company's 1996 international sales, although the Company expects that sales to Europe will expand substantially in 1997. International net sales in 1995 were lower than in 1994 primarily as the result of weakness in the international economy. International sales represented 21% of worldwide sales in 1996, and 7% and 29% of worldwide sales in 1995 and 1994, respectively.

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

  The Company is dependent on a relatively small number of customers, in particular TRU and Wal-Mart, for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase agreements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any termination of a significant customer relationship or change, reduction or delay in significant orders would have a material adverse effect on the Company's operating results.

  The Company relies exclusively on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

COST OF SALES

  Cost of sales were approximately 61%, 48% and 69% of net sales in 1996, 1995 and 1994, respectively. The increase in cost of sales as a percentage of sales in 1996 from 1995 was primarily the result of a substantial increase in the relative mix of international sales, which typically have lower associated gross margins, in 1996 compared to 1995 and an increase in returns and allowances and inventory provisions in 1996 as compared to

1995. The decline in cost of sales as a percentage of net sales in 1995 from 1994 was primarily the result of favorable changes in product mix and was also due to an increase in inventory write downs and a relative increase in higher margin domestic sales. In absolute dollars, cost of sales increased $16.0 million from 1995 to 1996 and $1.6 million from 1994 to 1995 as the result of higher overall sales and the factors enumerated above.

OPERATING EXPENSES

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      1996            1995            1994
                                 --------------- --------------- ---------------
                                 AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                                 ------- ------- ------- ------- ------- -------
                                             (DOLLARS IN THOUSANDS)
Marketing, advertising & promo-
 tion..........................  $13,192  18.9%  $ 6,423  11.5%  $11,013  30.3%
Selling, distribution & admin-
 istrative.....................   25,571  36.7    17,638  31.7    20,274  55.7
                                 -------  ----   -------  ----   -------  ----
Total operating expenses.......  $38,763  55.6%  $24,061  43.2%  $31,287  86.0%

  Operating expenses increased by $14.7 million in 1996 from 1995. Operating expenses in 1995 decreased by $7.2 million from 1994. The increase in 1996 was primarily the result of higher variable expenses associated with higher sales and higher fixed and marketing expenses required to support new product introductions and expected higher sales volume. Operating expenses as a percentage of net sales increased to 56% in 1996 from 43% in 1995, but were less than the 86% for 1994. The increase in 1996 was primarily the result of a significant shortfall in expected net sales in the fourth quarter of 1996. The decrease in 1995 in operating expenses both in absolute terms and as a percentage of sales as compared to 1994 was primarily the result of the Company's strategy to maintain a low break-even level.

  A significant portion of the Company's operating expenses are fixed and do not vary with sales. Consequently, if sales volumes fall below expectations, the Company's financial results are likely to be materially adversely affected, particularly where, as in 1996, this shortfall is not anticipated until late in the fourth quarter. The Company expects that fixed expenses will increase in 1997.

  MARKETING, ADVERTISING AND PROMOTION. Marketing, advertising and promotional expenses increased $6.8 million in 1996 from 1995 to a total of $13.2 million, to promote retail sales of the Company's products at expected volumes that substantially exceeded actual sales in the fourth quarter. In order to obtain the most competitive prices, advertising commitments, in particular for fourth quarter advertising, must be made in advance and cannot be canceled in the event of product shipment delays, as occurred with V-Link. Marketing, advertising and promotional expenses decreased $4.6 million in 1995 from 1994. This decrease resulted primarily from a reduction in advertising expense, which was occasioned in part by the need for additional advertising in late 1994 to compensate for late delivery of product.

  SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses increased $7.9 million in 1996 from 1995 to a total of $25.6 million, and increased as a percentage of sales to 37% from 32% for the comparable periods. The increase in absolute dollars resulted from higher variable expenses associated with higher sales volume, higher royalty expenses associated with the increase in revenue, and higher costs in operations support, product development, and general and administrative expenses required to support expected higher sales volumes. The increase as a percentage of sales was due to higher fixed expenses incurred in anticipation of greater sales volume in the fourth quarter of 1996 than occurred, offset in part by the Company's ongoing efforts to maintain low fixed expenses. Selling, distribution and administrative expenses decreased $2.6 million in 1995 from 1994, and decreased as a percentage of net sales to 32% in 1995 from 56% in 1994. This decrease resulted from reduced headcount in operations support and product development and from significantly reduced spending in product development, operations support, administration, and sales activities.

INTEREST EXPENSE

  The following table shows interest expense and interest income for the applicable periods:

                                          YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------
                                    1996              1995              1994
                               ----------------  ----------------  ---------------
                               AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT  PERCENT
                               -------  -------  -------  -------  ------  -------
                                           (DOLLARS IN THOUSANDS)
Interest income............... $   264    0.4%   $    69    0.1%   $ 129     0.4%
Interest expense.............. $(1,039)  (1.5)%  $(1,321)  (2.4)%  $(785)   (2.2)%

  Interest expense decreased by $282,000 in 1996 from 1995. This decrease was primarily the result of decreased borrowing under the Company's credit facility for working capital purposes, due in part to the higher cash balance the Company maintained during the first half of 1996. Interest expense increased by approximately $536,000 in 1995 from 1994. This increase was largely due to higher borrowings against the Company's credit facilities as the result of increasing sales volume and purchase commitments. The Company expects interest expense to increase in 1997 due to increased reliance on borrowings under the Company's credit facility and the issuance in March 1997 of convertible debentures in the aggregate principal amount of $1,566,000. As part of the March 1997 transaction, the Company also issued 85,000 shares of convertible Series A Preferred Stock. This preferred stock has a cumulative semi-annual dividend of 6.5% per annum, which will not be accounted for as interest expense, and which may be paid either in common stock or cash, at the Company's option.

OTHER EXPENSE, NET

  The decrease in other expense, net in 1995 and 1996 from 1994 was primarily the result of a charge against earnings taken in 1994 for unreconciled intercompany balances, offset in part by miscellaneous income. The Company has implemented procedures to ensure that future intercompany accounts are promptly cleared.

INCOME TAXES

  The Company had no income tax provision for 1996 as the Company had a pre-tax loss of $12.6 million. The Company's provision for income tax for 1995 of $185,000 represented an effective tax rate of five percent and, due to the utilization of net operating loss carryforwards, was solely attributable to federal and state minimum taxes and foreign income taxes. There was no provision for income taxes in 1994 as the Company had a pre-tax losses of $22 million. The Company anticipates that its effective tax rate will increase in 1997 due, in part, to anticipated taxable income, offset in part by potential restrictions on the utilization of net operating loss carryforwards, discussed below.

  At December 31, 1996, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $36.5 million and $17.0 million, respectively. The federal losses will expire in the years 2007 though 2011, and the state losses will expire in the years 1999 through 2001, if not utilized. Utilization of the net operating loss carryovers may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization. See Note 11 of Notes to Consolidated Financial Statements.

SEASONALITY

  The Company's business continues to be highly seasonal, with a majority of shipments to retailers occurring during the last five months of the year. The Company's operating results have varied significantly in the past, and are expected to vary in the future, from quarter to quarter. The Company expects that a majority of its product will ship in the third and fourth quarters, and a substantial portion of its accounts receivable will be collected in the fourth and first quarters. The effect of seasonality, common in the toy industry, has been exaggerated in the Company's case because of the introduction of the Company's new product lines which represented a significant portion of the Company's net sales in the third and fourth quarters of 1996, 1995 and 1994. In 1996, seasonality was compounded by the poor retail environment during the 1996 holiday season that caused retailers to not place reorders in the quantities expected.

  The following table shows the net sales of the Company for each of the past twelve quarters:

                             NET SALES BY QUARTER

                                              YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1996           1995           1994
                                    -------------- -------------- --------------
                                    AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                    ------ ------- ------ ------- ------ -------
                                               (DOLLARS IN THOUSANDS)
March 31........................... $ 8.9     13%  $ 5.7     10%  $ 2.3      6%
June 30............................  11.6     17     4.7      9     4.5     12
September 30.......................  29.6     42    18.6     33    16.3     45
December 31........................  19.6     28    26.7     48    13.3     37
                                    -----    ---   -----    ---   -----    ---
  Total............................ $69.7    100%  $55.7    100%  $36.4    100%
                                    =====    ===   =====    ===   =====    ===

  Because of the highly seasonal nature of the Company's business, the Company may not be able to accurately predict retailer order trends, given that many retailers make final reorder decisions in the fourth quarter, and often after the date by which the Company must make manufacturing commitments to build inventory in anticipation of retailer demand. This accounted for the percentage decrease in fourth quarter shipments in 1996 from 1995.

  In addition, most of the Company's most significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. The Company may also be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail prior to Christmas; these may include drop-shipment expense and higher advertising allowances which would otherwise be born by the Company's customers.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company had cash and cash equivalents of approximately $1.6 million, a decrease of $1.4 from approximately $3.0 million at December 31, 1995. This decrease was attributable primarily to the Company's net loss, net of depreciation and amortization, of $10.1 million, cash used in other operating activities of $6.1 million, the acquisition of property and equipment (primarily tooling) of approximately $3.5 million, and the repayment of notes in the principal amount of $2.0 million, offset in part by the proceeds primarily from issuance of common stock upon the exercise of warrants in January 1996, net of costs, of $13.0 million, proceeds from the collection of shareholder notes of $800,000, and net proceeds from bank loans of $6.6 million.

  Since its inception, the Company's internally generated cash flow has not been sufficient to finance trade receivables, inventory, capital equipment requirements and new product development, or to support operations. The Company has met its capital requirements to date primarily through the initial public offering of the Company, which generated net proceeds to the Company of approximately $10.9 million, the exercise of IPO Warrants which generated approximately $19.7 million, the private sales of approximately $50.0 million of equity securities, borrowings of $2.0 million of long-term convertible subordinated notes (now repaid), borrowings under short term loans from certain stockholders, borrowings under bank loans guaranteed by certain shareholders, borrowings under a factoring agreement with a group of banks, borrowings under a Loan and Security Agreement with Congress Financial Corporation (Western), and borrowings under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995, as amended (the "ARM Agreement"). In addition, in the first quarter of 1997, the Company raised net proceeds of approximately $9.5 million from the sale of convertible debentures, preferred stock and warrants.

  To meet seasonal working capital requirements during the balance of 1997, the Company anticipates borrowing substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement. The Company was not in compliance with the quick ratio and profitability covenants at December 31, 1996, but has obtained a waiver from BNY with regard to those covenants. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities. As of December 31, 1996, the Company had borrowings of $16.7 million under the ARM Agreement.

  The Company's working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result of seasonality in the toy industry, the timing of new product introductions and the Company's planned growth, there can be no assurance that the Company will not require additional funding. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's operating results.

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

  Limited Operating History; History of Losses; Accumulated Deficit. The Company has a short operating history, having commenced operation in November 1992 and shipped its first product in July 1993. Although the Company has achieved approximately $188 million in cumulative net sales through December 31, 1996, the Company incurred substantial operating losses in 1993 and 1994, and again in 1996, and at December 31, 1996 had an accumulated deficit of approximately $53 million. Future profitability is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

  Dependence on 1997 Products. In 1997, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins Ice Cream Maker, Air Vectors, YES! Extreme, YES! Games, and YES! PreSchool. In addition, the Company also expects to expand its existing product lines in 1996, particularly its YES! Gear and Power Penz line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected.

  Dependence on YES! Gear and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear and Power Penz brands, which together accounted for 83% and 58% of the Company's sales in 1996 and 1995, respectively. The Company expects YES! Gear, and in particular the Yak Bak, and the Power Penz product lines to continue to account for a substantial percentage of the Company's business. In addition, the Company is aware that a number of toy manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of price.

  Just in Time Inventory; Compressed Sales Cycles. Most of the Company's most significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. The limited inventory carried by the Company's customers may also reduce or delay consumer sell-through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail prior to Christmas; these may include drop-shipment expense and higher advertising allowances which would otherwise be born by the Company's customers. In the event that anticipated reorders do not materialize, the Company may incur increased inventory carrying costs.

  Changes in 1997 Product Line. The Company constantly evaluates the toy markets and its development and manufacturing schedules. As the year progresses, the Company may elect to reduce the number of products it currently plans on shipping in 1997 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1997 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, if at all.

  Sales Concentration Risk. The Company's ten largest customers accounted for approximately 85%, 87% and 68% of sales for the years ending December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1996, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 20% of net sales, respectively. For the year ended December 31, 1995, the same two customers each accounted for approximately 27% of net sales and for the year ended December 31, 1994, TRU and Wal-Mart accounted for 14% and 21% of net sales, respectively. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

  Price Protection; Stock Balancing; Reliance of Timely Payment. In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. Delays in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business.

  Short Product Cycles. Consumer preferences in the toy industry are continuously changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new product lines to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

  International Business Risk. The Company will rely in 1997 principally on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

  Dependence on Manufacturing Facilities Based in People's Republic of
China. The Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In 1997, Hong Kong will become a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, recent tensions between the Peoples Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

  Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants, including covenants concerning the requirement that Donald Kingsborough and Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, remain active in the management of the Company. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the YES! Entertainment Corporation are filed as a part of this report:

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors......................... F-1
Consolidated Balance Sheets at December 31, 1996 and December 31, 1995.... F-2
Consolidated Statements of Operations for the three years ended December
 31, 1996................................................................. F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 1996............................................ F-4
Consolidated Statements of Cash Flows for the three years ended December
 31, 1996................................................................. F-5
Notes to Consolidated Financial Statements................................ F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Company will have filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 1996 Annual Meeting of Shareholders with 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

  The following sets forth certain information regarding the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors:

 NAME                               AGE                 POSITION
 ----                               ---                 --------
 Donald Kingsborough..............   50 Chairman of the Board and Chief
                                        Executive Officer
 Tim Bender.......................   36 Senior Vice President, Sales
 Bruce Bower......................   35 Executive Vice President, Business
                                        Development, General Counsel and
                                        Secretary
 Sharon Duncan....................   45 Executive Vice President, International
 Tom Fritz........................   37 Vice President, Marketing
                                        Chief Financial and Chief Operating
 Sol Kershner.....................   68 Officer
 William Radin....................   66 Executive Vice President, Operations
                                        Executive Vice President, Product
 Patricia Root....................   38 Development

  The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

  Donald Kingsborough founded the Company in September 1992 and has served as Chairman of the Board and Chief Executive Officer since that time. From May 1989 to November 1992, Mr. Kingsborough was Chief Executive Officer of Intelligy Corporation, a developer of educational and child development products, including software. In February 1985, Mr. Kingsborough founded Worlds of Wonder, Inc., and served as its Chief Executive Officer until April 1988.

  Tim Bender joined the Company in October 1994 as National Accounts Manager. Mr. Bender was promoted to Senior Vice President, Sales in February 1997. From 1984 until he joined the Company, Mr. Bender was employed by Lego Systems Inc., a toy manufacturer, most recently as Senior National Accounts Manager.

  Bruce Bower joined the Company in March 1994 as Executive Vice President, General Counsel and Secretary. In January 1996, Mr. Bower was also named Executive Vice President, Business Development. From November 1989 until March 1994, Mr. Bower was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California.

  Sharon Duncan joined the Company in July 1996 as Executive Vice President, International. From January 1990 to January 1992, she was Director of International Sales and Marketing for Galoob Toys, Inc., a toy company. She was promoted to Vice President, International Sales and Marketing for Galoob in January of 1992 and held that position through June 1996.

  Tom Fritz joined the Company in November 1993 as Director of Marketing and was promoted to Vice President, Marketing in September 1995. From 1991 until he joined the Company, Mr. Fritz was employed by Nestle Beverage Corporation, most recently as Business Director, Nestea.

  Sol Kershner was appointed Chief Financial Officer and Chief Operating Officer in July 1995. Mr. Kershner served as the Company's first Chief Financial Officer and was a founder of the Company. From September 1994 until July 1995, Mr. Kershner consulted with the Company on a full-time basis. From 1989 to 1992 Mr. Kershner was Executive Vice President and Chief Financial Officer of Intelligy Corporation, a children's educational products company. From 1987 to 1989, Mr. Kershner served as the Chief Financial Officer of Centigram Corporation, a telecommunications company.

  William Radin joined the Company in June 1993 as Senior Vice President, R&D, and was promoted to Executive Vice President, Operations in July 1994. From January 1990 to December 1992, he was Vice President and Managing Director of Galco, the Hong Kong division of Lewis Galoob Toys, Inc., a toy manufacturer, and from December 1992 to April 1993, he was Managing Director of Arco, Ltd., the Hong Kong division of Mattel, Inc., a toy manufacturer. From June 1983 to December 1990, Mr. Radin was Vice President and Managing Director for Tonka Kenner Parker Far East, a toy manufacturer.

  Patricia Root joined the Company at inception as Executive Vice President, Product Development. From June 1989 to September 1992, Ms. Root was Director of Product Development of Intelligy Corporation, a developer of educational and child development products, including software.

  The information required by this Item regarding the directors of the Company is incorporated by reference to the information set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 11.EXECUTIVE COMPENSATION

  The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Other Information--Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)The following documents are filed as part of this report:

    (1) Consolidated Financial Statements. The consolidated financial statements of YES! Entertainment Corporation are listed at Item 8 and attached hereto beginning at page F-1.

    (2) Financial Statement Schedules. The following financial statement schedule of the Company is filed as part of this report and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

                                                                          PAGE
                                                                          ----
       Schedule II -- Valuation and Qualifying Accounts.................. S-1
       Schedules not listed above have been omitted because the informa-
       tion required to be set forth therein is not applicable or is in-
       cluded in the financial statements or notes thereto.

    (3) Exhibits.


 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------    -------------------------------------------------------------------
  3.1(1)    Certificate of Incorporation of Registrant, as amended.
  3.2(1)    Bylaws of Registrant.
  4.1(1)    Form of Registrant's Common Stock Certificate.
  4.2(1)    Form of Convertible Subordinated Debenture dated March 18, 1997.
  4.3(1)    Form of Warrant dated March 18, 1997.
 10.1(1)(2) Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
 10.2(1)(2) 1992 Stock Option Plan and related agreements.
 10.3(1)(2) 1995 Profit Sharing Plan.
 10.4(1)(2) 1995 Stock Option Plan and related agreements.
 10.5(1)(2) 1995 Director Option Plan.
 10.6(1)(2) Form of Founder Stock Purchase Agreement dated as of December 21,
            1992 by and between the Registrant and each Purchaser (as defined therein).
 10.7(1)    Acquisition Agreement dated as of December 31, 1992 by and between the Registrant and Intelligy Corporation.
 10.8(1)    Amendment to Acquisition Agreement dated as of December 31, 1992 by and between the Registrant and Intelligy Corporation dated as of
            January 21, 1993.
 10.9(1)    Series B Stock Purchase Agreement dated as of January 27, 1993 by and among the Registrant and the Purchasers (as defined therein).
 10.10(1)   Amendment to Series B Stock Purchase Agreement dated as of January
            27, 1993 by and among the Registrant and the Purchasers (as defined therein) dated as of February 5, 1993.
 10.11(1)   Preferred Stock Purchase Agreement dated as of March 29, 1993 by and between the Registrant and Capital Cities Capital, Inc.
 10.12(1)   Note and Warrant Purchase Agreement dated as of June 4, 1993 by and among the Registrant and the Purchasers (as defined therein).
 10.13(1)   Series D Stock Purchase Agreement dated as of July 16, 1993 by and among the Registrant and the Purchasers (as defined therein).
 10.14(1)   Series D. Stock Purchase Agreement dated as of July 16, 1993 by and among the Registrant and the Purchasers (as defined therein), as amended through October 4, 1993.
 10.15(1)   Convertible Subordinated Note Purchase Agreement dated as of
            September 30, 1993 by and among the Registrant and the Purchasers
            (as defined therein).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------     ------------------------------------------------------------------
 10.16(1)    Congress Financial Guarantee Financing and Warrant Agreement dated as of August 15, 1994 by and among the Registrant and the
             Investors (as defined therein).
 10.17(1)    Series F Preferred Stock Purchase Agreement dated as of September
             16, 1994 by and among the Registrant and the Purchasers (as defined therein).
 10.18(1)    Amended and Restated Registration Rights Agreement dated as of
             June 17, 1994 by and among the Registrant and Holders (as defined therein).
 10.19(1)    Amended Shareholders Agreement dated as of June 17, 1994 by and among the Registrant and the Purchasers (as defined therein).
 10.20(1)    Loan and Security Agreement dated as of June 15, 1994 by and between Congress Financial Corporation (Western) and the
             Registrant (the "Loan and Security Agreement").
 10.21(1)    First Amendment to the Loan and Security Agreement dated as of
             August 15, 1994.
 10.22(1)    Second Amendment to the Loan and Security Agreement dated as of
             December 1994.
 10.23(1)    Third Amendment to the Loan and Security Agreement dated as of
             January 27, 1995.
 10.24(1)    Fourth amendment to the Loan and Security Agreement dated as of
             March 31, 1995.
 10.25(1)    Bank Guarantee, Note Financing and Warrant Agreement dated as of
             February 18, 1994 by and among the Registrant and the Investors
             (as defined therein).
 10.26(1)    Form of Reimbursement Agreement for Letters of Guarantee dated as of February 18, 1994 by and between the Registrant and each
             Guarantor (as defined therein).
 10.27(1)(3) Asset Purchase Agreement dated as of December 18, 1992 between the
             Registrant and Microsonics International, Inc.
 10.28(1)(3) License Agreement dated as of May 11, 1994 between the Registrant and the Disney Publishing Group.
 10.29(1)(3) Product Development Agreement dated as of June 28, 1994 by and among the Registrant and the Licensors (as defined therein).
 10.30(1)(3) Agreement dated as of January 31, 1994 between the Registrant and
             Liu Concept Designs & Associates.
 10.31(1)    Lease Agreement between the Registrant and Chawin Property, Inc., dated as of March 1, 1993, for the facility located at 3875
             Hopyard Road, Pleasanton, California.
 10.32(1)    Lease Agreement between the Registrant and Lincoln Hayward VI, dated as of May 17, 1993, for the facility located at 1039-1055
             Whipple Road, Hayward, California.
 10.33(1)    Guarantee Conversion Agreement dated as of March 31, 1995 by and among the Registrant and the Guarantors (as defined therein), as amended.
 10.34(1)    Form of Subscription Documents dated as of April 1995 by and between the Registrant and each Investor (as defined therein).
 10.35(1)    License Agreement dated as of January 13, 1993 by and between the
             Registrant and Shoot the Moon Products, Inc.
 10.36(1)(3) Nickelodeon Merchandise License Agreement dated as of April 26,
             1995 by and between the Registrant and MTV Networks.
 10.37(1)    Second Amendment to Lease between the Registrant and Chawin
             Property, Inc., dated as of May 1, 1995, for the facility located at 2875 Hopyard Road, Pleasanton, California.
 10.38(1)    Form of Bridge Note issued in the Registrant's April 1995 Bridge
             Financing.
 10.39(1)    Accounts Receivable Management and Security Agreement by and
             between the Registrant and BNY Financial Corporation.
 10.40(1)(3) License Agreement dated as of April 26, 1995 by and between the
             Registrant and Machina, Inc.
 10.41(1)(2) Employment Agreement by and between the Registrant and Sol
             Kershner.
 10.42(1)(2) Employment Agreement by and between the Registrant and William
             Radin.
 10.43(3)    Product Development and License Agreement by and between
             Registrant and Machina, Inc. dated September 7, 1995.
 10.44(3)    Development and License Agreement by and between Registrant and
             Machina, Inc. dated April 26, 1995.

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------    -------------------------------------------------------------------
 10.45(3)   Product Development and License Agreement by and between Registrant and Machina, Inc. dated June 16,1995, as amended.
 10.46(3)   Product Development and License Agreement by and between Registrant and Machina, Inc. dated June 27, 1995.
 10.47(3)   Accounts Receivable Management and Security Agreement by and
            between Registrant and BNY Financial Corporation dated July 31,
            1995.
 10.48(3)   Product Development and License Agreement by and between Registrant and Machina, Inc. dated August 31, 1995.
 10.49(3)   License Agreement by and between Registrant and Skyline Products,
            Inc. dated September 27, 1995.
 10.50(3)   License Agreement by and between Registrant and Mrs. Fields
            Development Corporation dated September 30, 1995.
 10.51(3)   License Agreement by and among Registrant, Kiscom, Inc., and Greg
            Hyman Associates dated November 18, 1995.
 10.52(3)   Royalty Agreement by and between Registrant and Shoot The Moon,
            Inc. dated December 27, 1995.
 10.53(2)   1996 Profit Sharing Plan.
 10.54(2)   1996 Executive Profit Sharing Plan.
 10.55(1)   Third Amendment to Lease Agreement between Registrant and Lincoln
            Hayward VI dated May 17, 1996 for the facility located at 1006
            Whipple Road, Hayward, California.
 10.56(1)   Third Amendment to Lease Agreement between Registrant and Chawin
            Property, Inc. dated May 1, 1996 for the facility located at 3875
            Hopyard Road, Pleasanton, Califonia.
 10.57(1)   Amended and Restated Convertible Debenture and Convertible
            Preferred Stock Purchase Agreement dated as of March 18, 1997 among
            Infinity Investors Limited, Fairway Capital Limited and Registrant.
 10.58(1)   Amended and Restated Registration Rights Agreement dated as of
            March 18, 1997 among Infinity Investors Limited, Fairway Capital
            Limited and Registrant.
 11.1       Statement of computation of earnings per share.
 21.1(1)    Subsidiaries of the Registrant.
 23.1       Consent of Ernest & Young LLP, Independent Auditors.
 24.1       Power of Attorney (see page 29).
 27.1       Financial Data Schedule for the year ended December 31, 1996.

--------
(1) Incorporated by reference to Exhibits filed with the following:
    Registration Statement on Form S-1 (File No. 33-91408), which became effective on June 7, 1995; Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 15, 1995; Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on October 31, 1995; Annual Report on Form 10-K for the year ended on December 31, 1995; Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 2, 1996; Registration Statement on Form 8-B, filed with Securities and Exchange Commission on October 31, 1996, which became effective on November 5, 1996; Post-Effective Amendment No. 4 on Form S-3 to the Registration Statement on Form S-1 (File No. 33-91408), which became effective on November 20, 1996; Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 1997; Current Report on Form 8-K filed with the Securities and Exchange Commmission on March 25, 1997; Registration Statement on Form S-3 (File No. 33-91408 ), which became effective on March 25, 1997.
(2) Indicates management compensatory plan, contract or arrangement.
(3) Confidential treatment has been previously granted for certain portions of these exhibits.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pleasanton, State of California, on this 28th day of March 1997.

                                          YES! Entertainment Corporation

                                          By: /s/Bruce D. Bower
                                            -----------------------------------
                                            Bruce D. Bower
                                            Executive Vice President, General
                                            Counsel and Secretary

                               POWER OF ATTORNEY

  KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald D. Kingsborough and Bruce D. Bower and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                           Title                    Date
------------------------------------ ----------------------------  ------------------


/s/ Donald D. Kingsborough           Chairman of the Board and       March 28, 1997
____________________________________ Chief Executive Officer
 Donald D. Kingsborough               (Principal Executive
                                     Officer)
/s/ Sol Kershner                     Chief Financial Officer         March 28, 1997
____________________________________ (Principal Financial and
 Sol Kershner                         Accounting Officer)

/s/ David C. Costine                 Director                        March 28, 1997
____________________________________
 David C. Costine

/s/ Esmond T. Goei                   Vice Chairman and Director      March 28, 1997
____________________________________
 Esmond T. Goei

/s/ Michael J. Marocco               Director                        March 28, 1997
____________________________________
 Michael J. Marocco

/s/ Gary L. Nemetz                   Director                        March 28, 1997
____________________________________
Gary L. Nemetz

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
YES! Entertainment Corporation

  We have audited the accompanying consolidated balance sheets of YES! Entertainment Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YES! Entertainment Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP

February 26, 1997,
except as to Note 16,
as to which the date is
March 18, 1997

                         YES! ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                            ASSETS
Current assets:
  Cash and cash equivalents................................... $ 1,572  $ 2,987
  Accounts receivable, net of allowance for doubtful accounts
   of $465 in 1996 and $432 in 1995...........................  21,956   26,260
  Inventories.................................................  26,194   12,050
  Prepaid royalties...........................................   4,045    2,071
  Prepaid expenses............................................   1,868    1,903
  Other current assets........................................   1,671      560
                                                               -------  -------
Total current assets..........................................  57,306   45,831
Property and equipment, net...................................   3,869    2,769
Intangibles and deposits, net.................................     276      270
                                                               -------  -------
Total assets.................................................. $61,451  $48,870
                                                               =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable................................... $    --  $ 2,000
  Loans payable...............................................  16,712   10,125
  Accounts payable............................................  12,565    5,484
  Accrued royalties...........................................   1,018    1,267
  Accrued liabilities.........................................     879    1,012
  Capital lease obligations due within one year...............      16       87
  Income taxes payable........................................     182      185
                                                               -------  -------
Total current liabilities.....................................  31,372   20,160
Capital lease obligations.....................................      14       29
Other liabilities.............................................      --       97
Stockholders' equity:
  Undesignated preferred stock, $0.001 par value:
    Authorized shares--2,000,000 at December 31, 1996 and
     1995.....................................................
    Issued and outstanding shares--none issued at December 31,
     1996 and 1995............................................      --       --
  Common stock, $0.001 par value:
    Authorized shares--48,000,000 at December 31, 1996
    Issued and outstanding shares--14,044,422 in 1996 and
     10,738,710 in 1995                                             14   69,511
  Additional paid-in capital..................................  82,707       --
  Accumulated deficit......................................... (52,656) (40,085)
  Less amounts receivable from stockholders...................      --     (842)
                                                               -------  -------
Total stockholders' equity....................................  30,065   28,584
                                                               -------  -------
Total liabilities and stockholders' equity.................... $61,451  $48,870
                                                               =======  =======

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996     1995      1994
                                                   --------  -------  --------
Net sales......................................... $ 69,699  $55,673  $ 36,379
Cost of sales.....................................   42,624   26,623    25,012
                                                   --------  -------  --------
Gross profit......................................   27,075   29,050    11,367
Operating expenses:
  Marketing, advertising, and promotion...........   13,192    6,423    11,013
  Selling, distribution, and administrative.......   25,571   17,638    20,274
                                                   --------  -------  --------
Total operating expenses..........................   38,763   24,061    31,287
                                                   --------  -------  --------
Operating income (loss)...........................  (11,688)   4,989   (19,920)
Interest income...................................      264       69       129
Interest expense..................................   (1,039)  (1,321)     (785)
Other expense, net................................     (108)     (74)   (1,351)
                                                   --------  -------  --------
Income (loss) before provision for income taxes...  (12,571)   3,663   (21,927)
Provision for income taxes........................       --      185        --
                                                   --------  -------  --------
Net income (loss)................................. $(12,571) $ 3,478  $(21,927)
                                                   ========  =======  ========
Net income (loss) per share....................... $  (0.91) $  0.41  $     --
                                                   ========  =======  ========
Shares used in computing net income (loss) per
 share............................................   13,890    8,534        --
                                                   ========  =======  ========
Pro forma net loss per share......................                    $  (5.08)
                                                                      ========
Shares used in computing pro forma net loss per
 share............................................                       4,319
                                                                      ========



                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                              SERIES A                                              NOTES AND
                            CONVERTIBLE                                              AMOUNTS        TOTAL
                          PREFERRED STOCK   COMMON STOCK    ADDITIONAL              RECEIVABLE  STOCKHOLDERS'
                          ---------------- ----------------  PAID-IN   ACCUMULATED     FROM        EQUITY
                           SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL     DEFICIT   STOCKHOLDERS   (DEFICIT)
                          -------- ------- ------  -------- ---------- ----------- ------------ -------------
Balance at December 31,
 1993...................     1,800 $   594    380  $     57  $    --    $(21,636)     $ (43)      $(21,028)
 Repurchase of common
  stock.................        --      --     (1)       --       --          --         --             --
 Common stock issued for
  services..............        --      --     21       342       --          --         --            342
 Repayment of notes
  receivable............        --      --     --        --       --          --         43             43
 Net loss...............        --      --     --        --       --     (21,927)        --        (21,927)
                          -------- ------- ------  --------  -------    --------      -----       --------
Balance at December 31,
 1994...................     1,800     594    400       399       --     (43,563)        --        (42,570)
 Exercise of stock
  options...............        --      --     19        33       --          --         --             33
 Issuance of common
  stock.................        --      --  3,196    12,015       --          --         --         12,015
 Issuance of common
  stock warrants........        --      --     --       320       --          --         --            320
 Exercise of common
  stock warrants........        --      --  1,703     6,812       --          --      (842)          5,970
 Conversion of Series A
  convertible preferred
  stock to common stock.   (1,800)   (594)    120       594       --          --         --             --
 Conversion of
  redeemable convertible
  preferred stock to
  common stock..........        --      --  5,301    49,338       --          --         --         49,338
 Net income.............        --      --     --        --       --       3,478         --          3,478
                          -------- ------- ------  --------  -------    --------      -----       --------
Balance at December 31,
 1995...................        --      -- 10,739    69,511       --     (40,085)      (842)        28,584
 Reincorporation in the
  state of Delaware.....        --      --     --  (69,500)   69,500          --         --             --
 Exercise of stock
  options...............        --      --     47        --      160          --         --            160
 Exercise of common
  stock warrants........        --      --  3,242         3   12,883          --         --         12,886
 Issuance of common
  stock related to
  Company's 401(k) plan.        --      --     16        --      164          --         --            164
 Payments of stockholder
  notes receivable......        --      --     --        --       --          --        842            842
 Net loss...............        --      --     --        --       --     (12,571)        --        (12,571)
                          -------- ------- ------  --------  -------    --------      -----       --------
Balance at December 31,
 1996...................        -- $    -- 14,044  $     14  $82,707    $(52,656)     $  --       $ 30,065
                          ======== ======= ======  ========  =======    ========      =====       ========


                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996     1995      1994
                                                    --------  -------  --------
OPERATING ACTIVITIES
Net income (loss).................................  $(12,571) $ 3,478  $(21,927)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation....................................     2,370    2,127     2,078
  Amortization....................................        87       56        59
  Advertising expense funded by issuance of re-
   deemable preferred stock.......................        --       --     2,741
  Advertising expenses funded by inventory........     1,022      893        --
  Employer contribution to 401(k) plan funded with
   common stock...................................       164       --        --
  Changes in operating assets and liabilities:
    Accounts receivable...........................     4,304  (17,744)      467
    Inventories...................................   (15,166)     333    (4,673)
    Prepaid expenses and other current assets.....    (3,050)  (4,320)        9
    Accounts payable..............................     7,081   (5,463)   (3,860)
    Accrued liabilities...........................      (382)     158      (364)
    Income taxes payable..........................        (3)      --        --
    Other long-term liabilities...................       (97)      58       (45)
                                                    --------  -------  --------
Net cash used in operating activities.............   (16,241) (20,424)  (25,515)
INVESTING ACTIVITIES
Acquisition of property and equipment.............    (3,470)  (1,397)   (2,798)
Decrease (increase) in intangibles and deposits...       (93)      18       (21)
                                                    --------  -------  --------
Net cash used in investing activities.............    (3,563)  (1,379)   (2,819)
FINANCING ACTIVITIES
Decrease (increase) in restricted cash............        --    1,251     4,168
Principle payments on convertible notes payable...    (2,000)      --        --
Net proceeds from loans payable...................     6,587    4,121     7,403
Principal payments on capital lease obligations...       (86)     (77)      (54)
Proceeds from bridge loans........................        --       --     2,092
Proceeds from issuance of redeemable convertible
 preferred stock, net of issuance costs...........        --       --    14,778
Proceeds from issuance of common stock and common
 warrants, net of issuance costs..................    13,046   16,937        --
Proceeds from stockholders' notes receivable......       842       --        43
                                                    --------  -------  --------
Net cash provided by financing activities.........    18,389   22,232    28,430
                                                    --------  -------  --------
Net increase (decrease) in cash and cash equiva-
 lents............................................    (1,415)     429        96
Cash and cash equivalents at beginning at period..     2,987    2,558     2,462
                                                    --------  -------  --------
Cash and cash equivalents at end of period........  $  1,572  $ 2,987  $  2,558
                                                    ========  =======  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid.....................................  $  1,105    1,404  $    685
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Series C and F redeemable convertible preferred
 stock issued in exchange for advertising.........        --       --  $  2,000
Series F redeemable convertible preferred stock
 issued in exchange for bridge loans..............        --       --     2,092
Equipment acquired under capital lease financings.        --       --         7
Common stock issued in exchange for extinguishment
 of trade accounts payable........................        --       --  $    342
Amounts receivable from stockholders upon exercise
 of warrants......................................        --  $   842        --
Conversion of notes payable into common stock.....        --  $ 1,400        --

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  YES! Entertainment Corporation (the Company) develops, manufactures, and markets a variety of toys and other children's products, including a variety of interactive products. The Company markets its products through domestic and international retailers and distributors.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. During 1996, the Company reincorporated in the state of Delaware.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  The Company recognizes revenue upon shipment of product and computes net sales by concurrently deducting a provision for sales returns and allowances, including allowances for defective returns, price protection, mark downs, and other returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company's product mix, defective product allowances, or other sales allowances. Revenue from licensing and royalties is recognized at the time payment for the same is received. Revenue from licensing and royalties has not, to date, constituted a significant portion of the Company's total revenues.

 Advertising Expense

  The cost of production related to advertising is expensed upon the first showing of the advertising and the cost associated with media time is expensed as incurred. The Company incurred approximately $10,033,000, $3,295,000, and $6,892,000 in advertising costs during 1996, 1995, and 1994, respectively. At December 31, 1996 and 1995, the Company had $2,583,000 and $2,176,000,
respectively, of prepaid advertising related to future advertising.

 Research and Development

  Research and development expenses of approximately $4,586,000, $2,768,000, and $4,850,000 for the years ended December 31, 1996, 1995, and 1994, respectively, have been included in general and administrative expenses for financial statement purposes.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

  Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), management classifies investments as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such designation. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in shareholders' equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no short-term investments at December 31, 1996 or 1995.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Raw materials................................................ $ 2,940 $ 1,904
   Work-in-process..............................................     974     575
   Finished goods...............................................  22,280   9,571
                                                                 ------- -------
                                                                 $26,194 $12,050
                                                                 ======= =======

  The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels, and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the assets' estimated useful lives of one to five years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term.

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------- ------
                                                                 (IN THOUSANDS)
Equipment....................................................... $ 1,766 $1,373
Tooling.........................................................   6,169  3,763
Furniture and fixtures..........................................   2,113  1,467
Leasehold improvements..........................................     332    376
Film............................................................     412    356
Software........................................................     479    466
                                                                 ------- ------
                                                                  11,271  7,801
Accumulated depreciation........................................   7,402  5,032
                                                                 ------- ------
                                                                 $ 3,869 $2,769
                                                                 ======= ======

 Intangible Assets

  Intangible assets consist primarily of product technology rights, patents, and trademarks. Intangibles are amortized on a straight-line basis over the estimated lives of the related assets of two to six years. Accumulated amortization as of December 31, 1996 and 1995 was $248,524 and $161,417, respectively.

 Net Income (Loss) Per Share

  Net loss per share in 1996 is computed using the weighted average number of shares of common stock outstanding during the year.

  The 1995 net income per share is calculated using the weighted average number of common shares and common equivalent shares outstanding during the period. The 1994 net loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation as the effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation of the 1995 net income per share as if they were outstanding for all periods presented prior to the offering date (using the treasury stock method or the modified treasury stock method when applicable and the initial public offering price). Net loss per share for 1994 calculated on this basis was $(44.03).

  In 1994, pro forma net loss per share, which is disclosed on the statement of operations, has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from redeemable convertible preferred stock that converted upon the closing of the Company's initial public offering (using the if-converted method).

2. ADVERTISING CREDITS

  During 1996 and 1995, the Company entered into various transactions whereby it exchanged $987,000 and $2,796,000 of inventory, respectively, for advertising credits to be used toward the purchase of media time. These transactions are reported at the estimated fair market value of the inventory exchanged, which approximated cost. The agreements allow the Company to use the advertising credits in lieu of up to 25% of the cost of media purchased. The credits expire in August 2000. During 1996 and 1995, the Company utilized $1,022,000 and $893,000, respectively, of these credits for advertising.

  At December 31, 1996 and 1995, the Company had advertising credits in the amount of $1,868,000 and $1,904,000, respectively, which were included in prepaid assets. The Company expects to fully utilize the credits in 1998.

3. RECLASSIFICATIONS

  Certain reclassifications in the Statements of Operations for fiscal 1995 have been made to prior amounts reported to conform with the presentation adopted by the Company to report its 1996 financial results.

4. CONCENTRATIONS OF CREDIT RISK

  Financial instruments that subject the Company to concentrations of credit risk are cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds and certificates of deposit. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these investments.

  The Company manufactures and sells its products primarily to major toy retailers in the United States. Credit is extended based on an evaluation of the customers' financial condition, and generally collateral is not required. Credit losses are provided for in the consolidated financial statements and, to date, have been within management's expectations. Reserves are maintained for potential credit losses.

5. CERTAIN OTHER RISKS

 Stock Balancing, Price Protection, and Advertising Allowances

  Many companies in the toy industry allow retailers to return slow-moving products for credit/replacement (referred to as stock balancing), discount prices of existing products, provide for certain advertising allowances and credits, or give other sales incentives to customers. The Company has made such accommodations in the past, including significant accommodations in fiscal 1996 with regard to slow-moving products. Due to the nature of the industry, including the volatility of consumer acceptance of product introductions, there can be no assurance that the Company will not make such accommodations in the future. Such accommodations could have a material adverse effect on the Company's operating results and financial condition.

 Seasonality of Sales

  Sales of toys have historically been highly seasonal with a majority of the sales occurring late in the fiscal year. Failure to accurately predict and respond to consumer demand may cause the Company to produce excess inventory which could materially adversely affect the Company's operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet retail demand, which could adversely impact the Company's relations with its customers.

 Off-Shore Manufacturing

  As the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its product. These manufacturers are based in Hong Kong with manufacturing facilities in the People's Republic of China. The Company expects to continue to use a limited number of contract manufacturers and, accordingly, will continue to be highly dependent upon sources outside the Company for timely production. Given the highly seasonal nature of the Company's business, any unusual delays or quality control problems could have a material adverse effect on the Company's operating results and financial condition.

 Customer Concentration

  A limited number of customers historically have accounted for a substantial portion of the Company's revenues.

  The Company's sales to significant customers as a percent of net sales were as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1996  1995  1994
                                                                  ----  ----  ----
   Toys R Us.....................................................  21%   27%   14%
   Wal-Mart......................................................  20    27    21
   Tomy..........................................................  11     *    12%
   Kmart.........................................................  11%    *     *
   Kay-Bee.......................................................   *    12%    *

--------
* Sales to these customers were less than 10% of net sales in the years indicated.

  The Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results and financial condition. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce, or delay the amount of products ordered from the Company. With respect to its larger customers, any such termination of a customer relationship or change, reduction, or delay in orders could have a material adverse effect on the Company's operating results and financial condition.

 Dependence on 1997 Product Introductions

  The Company has introduced and expects to commence sales of new product lines during the current year. The Company expects that the 1997 product lines will place great demands on management and other Company resources. There can be no assurance that the products under development by the Company will be successfully developed or, if they are successfully developed, that they will achieve market acceptance. If the Company is not able to complete development, tooling, manufacture, and successful marketing of these product lines, the Company's operating results and financial condition could be materially adversely affected.

 Dependence on Key Personnel

  The Company believes its success will depend, to a significant extent, on the efforts and abilities of certain of its senior management. Additionally, the Company's line of credit agreement required employment of certain key personnel. The Company has entered into employment agreements with these individuals; however, the loss of such key personnel could have a material adverse effect on the Company's operating results and financial condition.

6. NOTES PAYABLE AND FINANCING ARRANGEMENTS

  The Company has $30,000,000 available under the accounts receivable management and security agreement that expires July 30, 1999. Borrowings under the agreement are based on 70% of defined eligible accounts receivable and 30% of defined eligible inventories and are subject to specified letter of credit and inventory sublimits. Borrowings bear interest at 3% above the institution's reference rate (the higher of the prime rate or the Federal Funds Rate plus 1/2%). The interest rate was 11-1/4% at December 31, 1996. Borrowings under the line of credit can be applied to the issuance of letters of credit up to $16,000,000. At December 31, 1996, borrowings were $16,712,000, and the Company had approximately $4,223,000 of letters of credit outstanding. The amounts available under the line of credit at December 31, 1996 was approximately $22,111,000. Borrowings are collateralized by substantially all of the Company's assets, and the Company is subject to significant charges for early termination by the Company. In addition, the Loan and Security Agreement entered into with BNY Financial Corporation limits the Company's ability to pay dividends without the lender's consent. The agreement contains covenants that require the Company to maintain a minimum tangible net worth and meet certain other financial ratios. The Company was not in compliance with the quick ratio and profitability covenants at December 31, 1996 and has obtained a waiver from the financial institution with regard to these covenants for the year ended December 31, 1996.

  During August 1994, the Company entered into a $2,500,000 supplemental loan agreement with the financial institution then providing its line of credit. In connection with the loan, certain stockholders provided letters of credit or certificates of deposit as collateral for the loan. In exchange, the stockholders were issued warrants to purchase 166,760 shares of common stock at an exercise price of $7.50 per share. One stockholder elected to convert $1,100,000 of collateral for Series F convertible preferred stock at $7.50 per share, and the proceeds were used to pay down the loan to $1,400,000. The related warrants issued in conjunction with this collateral were then canceled. In exchange for an extension to the loan maturity date, the participating stockholders were granted additional warrants to purchase 93,247 shares of common stock at $7.50 per share. In

April 1995, the Company issued an aggregate of $1,400,000 principal amount of conversion notes to the participating stockholders in full satisfaction of the Company's obligation to repay such investors for draws against the letters of credit and cash collateral accounts posted by such investors. The notes bear interest at 10% per annum. In connection with the Company's initial public offering, the notes were converted into 320,729 shares of common stock, and the note holders were issued redeemable common stock warrants to purchase an additional 320,729 shares of common stock at an exercise price of $4.00 per share.

  In April 1995, the Company issued an aggregate of $3,000,000 bridge notes and warrants to purchase 1,500,000 shares of the Company's common stock. The bridge notes bore interest at a rate of 10% per annum and were repaid from the proceeds of the Company's initial public offering in June 1995.

7. CONVERTIBLE NOTES PAYABLE

  As of December 31, 1995, $2,000,000 in principal amount of 10% convertible subordinated notes payable was outstanding. The notes were issued on September 30, 1993 and matured on September 30, 1996. In October 1996, all amounts outstanding under these notes were paid.

8. ROYALTIES

  The Company has acquired certain product rights and technologies from product designers and developers as well as the rights to certain well-known children's characters. These agreements generally provide for an advance royalty payment and subsequent royalty payments based on net sales of products utilizing the related technology or characters. Royalty expense under these agreements totaled $4,586,000, $3,065,000, and $1,757,000 in 1996, 1995 and
1994, respectively. Future minimum royalty commitments under these agreements are approximately $2,727,000 at December 31, 1996.

  The Company has a license agreement with Shoot the Moon Products, Inc. (STM) pursuant to which the Company pays royalties for the use of the technology incorporated in one of the Company's products, T.V. Teddy. Prior to founding the Company, Donald D. Kingsborough, the Company's Chairman and Chief Executive Officer, was a shareholder of STM. In consideration of Mr. Kingsborough's contribution to the capital of STM of all of his shares, STM entered into an agreement with Mr. Kingsborough pursuant to which he is entitled to receive 15% of the royalties received by STM for three products, including T.V. Teddy. The amount to be paid to Mr. Kingsborough is based upon royalties paid on sales of the T.V. Teddy hardware and excludes sales of the encoded videotapes. During 1996, 1995, and 1994, royalty payments to STM for sales of T.V. Teddy hardware approximated $7,700, $335,000, and $383,000, respectively.

9. CAPITAL LEASE OBLIGATIONS

  The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. As of December 31, 1996 and 1995, equipment under capital lease arrangements included in property and equipment, aggregated approximately $348,599 and $346,000. Accumulated amortization totaled $318,823 and $247,000 at December 31, 1996, and 1995, respectively.

  Future minimum lease payments under capital lease obligations at December 31, 1996, are as follows (in thousands):

             1997................................. $18
             1998.................................  15
             1999.................................  --
                                                   ---
             Total minimum payments...............  33
             Less amounts representing interest...   3
             Less current portion.................  16
                                                   ---
                                                   $14
                                                   ===

10. OPERATING LEASE COMMITMENTS

  The Company leases its operating facilities under noncancelable operating leases expiring at various dates through 2000. The lease agreements contained scheduled rent increases over the terms of the lease, and rental expense is charged to operations on a straight-line basis over the lease term. The leases are secured by deposits of $210,000 and $103,000 at December 31, 1996 and 1995, respectively, which are included in other assets.

  Future minimum operating lease payments, net of sublease income, at December 31, 1996 are as follows (in thousands):

             1997.............................. $1,302
             1998..............................    982
             1999..............................    660
             2000..............................    219
             2001 and beyond...................    657
                                                ------
                                                $3,820
                                                ======

  Total rental expense was approximately $1,187,000, $1,345,000, and $1,243,000, in 1996, 1995, and 1994, respectively. The Company subleased a portion of its Hong Kong subsidiary's facility under a noncancelable operating lease that expired in 1995. As such, the 1995 and 1994 rental expense was offset by approximately $186,000 and $156,000 of sublease income, respectively.

11. INCOME TAXES

  The Company provides for income taxes as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The components of the provision for income taxes consist of the following (in thousands):

                                           YEAR ENDED
                                          DECEMBER 31,
                                              1995
                                          ------------
             Current:
               Federal...................     $110
               State.....................       25
               Foreign...................       50
                                              ----
             Total.......................     $185
                                              ====

  There was no provision for income taxes in either 1996 or 1994, as the Company incurred pre-tax book losses of approximately $12,500,000 and $22,000,000, respectively. The Company's provision for income taxes for 1995 is solely attributable to federal and state minimum taxes and foreign income taxes.

  The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) to income (loss) before taxes as follows (in thousands):

                                                       YEARS ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1996     1995    1994
                                                      -------  ------  -------
      Income tax (benefit) computed at the federal
       statutory rate................................ $(4,274) $1,294  $(7,674)
      State taxes....................................      --      25       --
      Foreign taxes..................................      --      50       --
      Temporary differences and net operating losses
       with no current tax benefit (benefited).......   4,274  (1,184)   7,674
                                                      -------  ------  -------
      Provision for income taxes..................... $    --  $  185  $    --
                                                      =======  ======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Deferred tax assets:
        Allowance for returns................................. $ 1,807  $   772
        Capitalized research and development..................   2,505    2,526
        Net operating loss carryforwards......................  13,453    9,517
        Reserves and accrued expenses.........................   1,846    2,312
                                                               -------  -------
      Total deferred tax assets...............................  19,611   15,127
      Valuation allowance..................................... (19,611) (15,127)
                                                               -------  -------
      Net deferred tax assets................................. $    --  $    --
                                                               =======  =======

  Realization of deferred tax assets is dependent on future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1996 and 1995 has been established to reflect these uncertainties. The change in the valuation allowance was an increase of $4,484,000 and $7,780,000 in 1996 and 1994, respectively, and a decrease of $993,000 in 1995.

  At December 31, 1996, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $36,500,000 and $17,000,000, respectively. The federal losses will expire in the years 2007 through 2011, and the state losses will expire in the years 1999 through 2001, if not utilized. Utilization of the net operating loss carryovers may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50% of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

12. STOCKHOLDERS' EQUITY

 Warrants

  In April and May 1995, in connection with the bridge notes described in Note 6, the Company issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock. The warrants are exercisable for a five-year period from the date of grant at $4.00 per share.

  In connection with the Company's initial public offering in June 1995, the Company issued redeemable common stock purchase warrants (IPO Warrants) at $0.10 per share. In addition, the Company issued to the underwriter of the initial public offering an option to purchase an additional 250,000 shares of common stock and an option to purchase 250,000 warrants. Each IPO Warrant entitles the holder to purchase one share of common stock for $4.00 during the five-year period beginning June 7, 1995. Additionally, the Company issued 320,729 IPO Warrants in connection with the conversion of approximately $1,400,000 of convertible subordinated promissory notes.

  All IPO Warrants, the warrants issued in April and May 1995 in connection with the bridge notes, and any warrants issued upon the exercise of the underwriter's purchase option were redeemable by the Company at a price of $0.01 per warrant if the last price of the common stock had been at least $6.50 per share for twenty consecutive trading days. The warrants became redeemable on December 14, 1995, and the Company called all warrants for redemption at which point various warrants were exercised. At December 31, 1996, 3,241,956 warrants had been exercised.

  In addition to the warrants described above, the Company periodically granted warrants in connection with certain financing arrangements and borrowing agreements. The Company has the following additional warrants outstanding to purchase common stock at December 31, 1996:

        NUMBER OF                    PRICE PER                                    EXPIRATION
         SHARES                        SHARE                                         DATE
        ---------                    ---------                                   -------------
         37,252                       $16.32                                     November 1998
         35,990                       $12.60                                     December 1998
        348,729                       $15.30                                     July 1998
        217,265                       $16.32                                     February 1999
        454,852                       $ 7.50                                     August 1999

 Stock Option Plans

  Under the Company's 1992 Stock Option Plan (1992 Plan), the Board of Directors may grant incentive stock options to employees, directors, and consultants to purchase up to 500,000 shares of common stock.

  In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (1995 Plan) and reserved 500,000 shares of common stock for issuance thereunder. In October 1995, the Board of Directors increased the total number of shares reserved for issuance to 1,000,000. In July 1996, the Board of Directors increased the total number of shares reserved for issuance under the 1995 Stock Option Plan by 1,500,000 shares.

  The 1992 Plan and the 1995 Plan provide for the granting of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The options generally vest at a rate of 25% after one year from the date of grant and 1/48 each month thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors, and the options are nontransferable. The Company may offer to repurchase the outstanding options at any time under terms and conditions to be determined by the Board of Directors.

  In July 1995, the Company adopted the 1995 Director Option Plan (Director
Plan) and reserved 120,000 shares of common stock for issuance thereunder. Under the Director Plan, automatic option grants are made upon appointment as a director and on each anniversary date thereafter to eligible nonemployee members of the Board of Directors. One hundred percent of the shares subject to the initial option granted to each director become fully vested one year after the date of the grant. One forty-eighth of the shares subject to subsequent options granted to each director become exercisable each month after the option grant.

  Stock options activity under the 1992 Plan and 1995 Plan was as follows (in thousands, except per share data):

                                                        OPTIONS OUTSTANDING
                                                        -----------------------
                                                                     WEIGHTED
                                              AVAILABLE  NUMBER       AVERAGE
                                                 FOR       OF        PRICE PER
                                                GRANT    SHARES        SHARE
                                              --------- ---------   -----------
Balance at December 31, 1993.................      87         129    $     1.71
  Granted....................................     (67)         67    $     2.25
  Canceled...................................      40         (40)   $     1.90
                                               ------   ---------
Balance at December 31, 1994.................      60         156    $     1.90
  Options authorized.........................   1,404                $       --
  Granted....................................  (1,243)      1,243    $     4.86
  Exercised..................................      --         (19)   $     1.84
  Canceled...................................      71         (71)   $     2.02
                                               ------   ---------
Balance at December 31, 1995.................     292       1,309    $     4.70
  Options authorized.........................   1,500          --    $       --
  Granted....................................  (1,218)      1,218    $    13.07
  Exercised..................................      --         (47)   $     3.40
  Canceled...................................      64         (64)   $     6.45
                                               ------   ---------
Balance at December 31, 1996.................     638       2,416    $     9.11
                                               ======   =========

  At December 31, 1996 and 1995, approximately 554,000 and 175,000 options, respectively, were exercisable under the plans.

  At December 31, 1996, options outstanding were as follows:

                                        OPTIONS
                                      OUTSTANDING           OPTIONS EXERCISABLE
                                      -----------          ---------------------
                            NUMBER                            NUMBER
                         OUTSTANDING   WEIGHTED   WEIGHTED EXERCISABLE  WEIGHTED
                            AS OF       AVERAGE   AVERAGE     AS OF     AVERAGE
                         DECEMBER 31,  REMAINING  EXERCISE DECEMBER 31, EXERCISE
EXERCISE PRICES              1996     CONTRACTUAL  PRICE       1996      PRICE
---------------          ------------    LIFE     -------- ------------ --------
$ 1.50 -- 2.25..........    193,295      7.82      $2.17     174,331     $2.17
  5.25 -- 6.50..........  1,022,772      8.71       5.58     373,945      5.78
  7.50 -- 10.69.........    185,100      9.56      10.49          26      9.13
 11.13 -- 13.88.........  1,014,512      9.78      13.70       5,884     11.98
                          ---------      ----      -----     -------     -----
$ 1.50 -- $13.88........  2,415,679      9.15      $9.09     554,186     $4.71

  The Company has elected to follow Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income(loss) and earnings(loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS
123. For options granted prior to the initial public offering in June 1995, the fair value for these options was estimated at the date of grant using the Minimum Value option pricing method with the following assumption for 1995: a risk-free interest rate of 6.37%; a dividend yield of 0%; and an expected life of options of five years. For options granted subsequent to the initial public offering, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.23% and 6.37% for 1996 and 1995, respectively; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .342 and .269 for 1996 and 1995, respectively; and a weighted average expected life of the option of five years. The weighted average fair value of these options granted were $1.84 and $5.37 for 1996 and 1995, respectively.

  The Minimum Value option valuation method may be used by nonpublic companies to value an award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Had compensation costs for the Company's stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       ------------------------
                                                           1996         1995
                                                       ------------  ----------
   Pro forma net income (loss)........................ $(13,477,000) $3,314,000
   Pro forma earnings (loss) per share................ $      (0.97) $     0.39

  Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

 Undesignated Preferred Stock

  The Board of Directors may issue up to 2,000,000 shares of undesignated preferred stock in one or more series and may fix the rights, privileges and restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock, as well as to fix the number of shares constituting any series and designations of such series, without any further voter action by the stockholders.

 Common Stock Reserved for Future Issuance

  Authorized shares of common stock reserved, are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
   Stock option plans, including the 1992 Stock Option Plan, the
    1995 Stock Option Plan, and the 1995 Director Option Plans....    3,054
   Issued and outstanding warrants................................    1,354
   Undesignated preferred stock...................................    2,000
                                                                      -----
   Total common stock reserved for future issuance................    6,408
                                                                      =====

13. INDUSTRY AND GEOGRAPHIC INFORMATION

  The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors.

  The Company's geographic sales as a percent of net product sales were as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 ----------------
                                                                 1996  1995  1994
                                                                 ----  ----  ----
   United States................................................  79%   93%   71%
   Export:
     Europe.....................................................   3     2    17
     Far East...................................................  11     2     4
     Other......................................................   7     3     8
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

14. LITIGATION

  The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on the Company's operating results or financial condition.

15. EMPLOYEE BENEFIT PLAN

  In July 1996, the Company restated the YES! Entertainment 401(k) Savings Plan (the Plan) to accommodate a matching contribution in the form of employer stock. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. Eligible employees include persons employed by YES! Entertainment Corporation on a substantially full-time basis for a period of at least one month. Participants in the Plan may make deferrals not less than 1% and not more than 20% of their annual compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company, at its discretion, may elect to make contributions to the Plan on behalf of its eligible participants. If the Company elects to do so, it will match 50% of employee contributions at the end of each quarter in the form of company stock. During 1996, the Company made contributions in the form of company stock in the amount of $163,702.


16. SUBSEQUENT EVENT

  During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $0.001 per share for $100 per share to a series of investors for a total of $8,500,000.

  Holders of the Series A convertible preferred stock shall be entitled to receive, when and as declared by the Board of Directors out of legally available funds, cumulative dividends at a rate of 6 1/2% per annum, payable in cash or shares of common stock, semi-annually in arrears, but in no event later than the date of conversion. The Series A convertible preferred stock has no voting rights, has a liquidation preference of $100 per share plus all accrued but unpaid dividends, subject to adjustment, and is convertible at the option of the holder, into shares of common stock, at the lowest of (a) $5.313, (b) the average of the lowest per share market value for any five consecutive trading days during the sixty trading days immediately following January 28, 1997, or (c) 82 1/2% of the average per share market value for the five trading days immediately preceding the conversion date. Beginning January 28, 1998 the Company can force conversion of the preferred stock to common stock at the then applicable conversion rate. The Series A convertible preferred stock is redeemable, in cash, at the option of the Company at a redemption price equal to the sum of (i) the average per share market value for the five days immediately preceding (1) the 20th trading day after the date of redemption notice or (2) the date of payment in full by the Company, whichever is greater, and (ii) the conversion ratio calculated on the 20th trading day after the redemption notice. The Series A convertible preferred stock is mandatorily redeemable on January 28, 2000, if not previously converted or redeemed. Any redemption payments must be approved by BNY, the financial institution with which the Company has its current accounts receivable management agreement.

  The convertible debentures earn interest at 5% per annum, are due January 28, 2000, and are convertible any time after January 28, 1998, at the option of the holder, at a conversion price similar to that of the Series A convertible preferred stock. The convertible debentures are subordinated to the bank financing agreement.

  In connection with the issuance of convertible debt and preferred stock, the Company issued warrants for the purchase of 300,000 shares of common stock at an exercise price per share equal to the lesser of (a) $7.875 or (b) 125% of the average of the lowest per share market value for any five consecutive trading days during the sixty trading days following March 18, 1997. The warrants expire March 18, 2002.

  The Company will record approximately $260,000 in interest expense and $1,480,000 in dividends related to this transaction during the first quarter of fiscal 1997.

                                                                     SCHEDULE II

                         YES! ENTERTAINMENT CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                BALANCE AT  CHARGED TO
                               BEGINNING OF COSTS AND              BALANCE AT
                                  PERIOD     EXPENSES  DEDUCTIONS END OF PERIOD
                               ------------ ---------- ---------- -------------
Year ended December 31, 1994:
  Allowance for doubtful ac-
   counts.....................    $  140     $   140     $   21      $  259
  Allowance for sales returns
   and allowances.............     6,877       8,844      8,063       7,658
                                  ------     -------     ------      ------
                                   7,017       8,984      8,084       7,917
                                  ======     =======     ======      ======
Year ended December 31, 1995:
  Allowance for doubtful ac-
   counts.....................       259         232         59         432
  Allowance for sales returns
   and allowances.............     7,658       6,523     11,575       2,606
                                  ------     -------     ------      ------
                                   7,917       6,755     11,634       3,038
                                  ======     =======     ======      ======
Year ended December 31, 1996:
  Allowance for doubtful ac-
   counts.....................       432         192        159         465
  Allowance for sales returns
   and allowances.............     2,606       9,939      7,365       5,180
                                  ------     -------     ------      ------
                                  $3,038     $10,131     $7,524      $5,645
                                  ======     =======     ======      ======