Form 10-Q
period 1997-03-31
YES ENTERTAINMENT CORP
filed 1997-05-14
CIK 943747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1997

                                        OR

[_]  Transition Report pursuant to Section 13 of 15 (d) of the
     Securities Exchange Act of 1934.

     For the transition period from _________ to _________.


                         Commission File Number 0-25916


                         YES! ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                            94-3165290
         -------------------------------            ------------------
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

                               Yes [X]   NO [_]

As of May 8, 1997 there were 14,276,377 shares of the registrant's common stock outstanding.

               This quarterly report on Form 10-Q contains 21
                     pages of which this is page number 1.

                         YES! ENTERTAINMENT CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 1997

                                     INDEX

                                                                    PAGE
                                                                    ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Statements of Operations -
                     Three months ended March 31, 1997
                     and March 31, 1996                               3

                   Consolidated Balance Sheets -
                     March 31, 1997 and December 31, 1996             4

                   Consolidated Statements of Cash Flows -
                     Three months ended March 31, 1997
                     and March 31, 1996                               5

                   Notes to Consolidated Financial Statements         6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                  20

SIGNATURE PAGE                                                       21

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                                                -------------------------
                                                                MARCH 31,       MARCH 31,
                                                                  1997            1996
                                                                ---------       ---------
Net sales .................................................      $  9,042        $  8,935
Cost of sales .............................................         5,325           4,305
                                                                ---------       ---------
Gross profit ..............................................         3,717           4,630
                                                                ---------       ---------
Operating expenses:
        Marketing, advertising and promotion ..............           880             694
        Selling, distribution and administrative ..........         6,118           4,873
                                                                ---------       ---------
Total operating expenses ..................................         6,998           5,567
                                                                ---------       ---------
Operating loss ............................................        (3,281)           (937)

Interest income ...........................................            13             107
Interest expense ..........................................          (657)           (203)
Other expense, net ........................................           (52)            (81)
                                                                ---------       ---------
Net loss before income tax benefit ........................        (3,977)         (1,114)
Income tax benefit ........................................          (795)           (223)
                                                                ---------       ---------
Net loss ..................................................        (3,182)           (891)
                                                                                =========
Non-cash dividends related to discount on preferred stock .        (1,550)
                                                                ---------       ---------
Net loss applicable to common stockholders ................      $ (4,732)
                                                                =========
Net loss per share applicable to common stockholders ......      $ ( 0.34)
                                                                =========
Net loss per share ........................................                      $  (0.07)
                                                                                =========
Shares used in computing net loss per share ...............       14,044           13,527
                                                               =========        =========


                            See accompanying notes

                        YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                         MARCH 31,       DECEMBER 31,
                                                           1997            1996*
                                                        -----------     ------------
                                                        (Unaudited)
                ASSETS
                ------
Current assets:
        Cash and cash equivalents ....................     $    567        $   1,572
        Accounts receivable, net .....................        8,783           21,956
        Inventories ..................................       26,166           26,194
        Prepaid royalties ............................        4,113            4,045
        Prepaid expenses .............................        1,790            1,868
        Other current assets .........................        2,901            1,671
                                                        -----------     ------------
Total current assets .................................       44,320           57,306
Property and equipment, net ..........................        3,959            3,869
Intangibles and deposits, net ........................          227              276
                                                        -----------     ------------
Total assets .........................................     $ 48,506        $  61,451
                                                        ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
        Loans payable ................................        6,252           16,712
        Accounts payable .............................        3,994           12,565
        Accrued royalties ............................          658            1,018
        Accrued liabilities ..........................          802              879
        Capital lease obligations due within one year.           16               16
        Income taxes payable .........................            -              182
                                                        -----------     ------------
Total current liabilities ............................       11,722           31,372
Capital lease obligations ............................           10               14
Convertible debentures ...............................        1,635                -
Other liabilities ....................................            3                -


Redeemable convertible preferred stock ...............        8,886                -

Stockholders' equity:
        Undesignated preferred stock .................            -                -
        Common stock .................................           14               14
        Additional paid-in capital ...................       83,625           82,707
        Accumulated deficit ..........................      (57,389)         (52,656)
                                                        -----------     ------------
Total stockholders' equity ...........................       26,250           30,065
                                                        -----------     ------------
Total liabilities and stockholders' equity ...........     $ 48,506         $ 61,451
                                                        ===========     ============

*Derived from audited consolidated financial statements

                            See accompanying notes

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                -------------------------------
                                                                                                MARCH 31, 1997   MARCH 31, 1996
                                                                                                --------------   --------------
OPERATING ACTIVITIES
Net loss ..............................................................................               $ (3,182)         $  (891)
Adjustments to reconcile net loss to net cash
        provided by operating  activities:
                Depreciation and amortization .........................................                    719              633
                Advertising expenses funded by inventory ..............................                     78                -
                Debt discount and warrant amortization ................................                    270                -
                Accrued interest converted to convertible debt ........................                     67                -
                Employer contribution to 401(k) plan funded with common stock .........                     58                -
                Changes in operating assets and liabilities:
                        Accounts receivable ...........................................                 13,173           13,811
                        Inventories ...................................................                     28           (3,669)
                        Prepaid expenses and other current assets .....................                 (1,297)          (2,000)
                        Accounts payable ..............................................                 (8,571)          (1,286)
                        Accrued liabilities ...........................................                   (458)          (1,240)
                        Income taxes payable ..........................................                   (182)               -
                        Other long-term liabilities ...................................                      3              (39)
                                                                                                --------------   --------------
Net cash provided by operating activities .............................................                    706            5,319


INVESTING ACTIVITIES
Acquisition of property and equipment .................................................                   (801)          (1,096)
Decrease in intangibles and deposits ..................................................                     41                -
                                                                                                --------------   --------------
Net cash used in investing activities .................................................                   (760)          (1,096)


FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures ......................................                  1,500                -
Principal payments on loans payable ...................................................                (10,460)          (9,914)
Principal payments on capital lease obligations .......................................                     (4)             (21)
Proceeds from issuance of redeemable convertible
        preferred stock, net of issuance costs ........................................                  8,014                -
Proceeds from issuance of common stock, net of issuance costs .........................                      -           12,943
Proceeds from shareholders' notes receivable ..........................................                      -              842
                                                                                                --------------   --------------
Net cash provided by (used in) financing activities ...................................                   (950)           3,850
                                                                                                --------------   --------------
Net increase (decrease) in cash and cash equivalents ..................................                 (1,004)           8,073
Cash and cash equivalents at beginning of period ......................................                  1,572            2,987
                                                                                                --------------   --------------
Cash and cash equivalents at end of period ............................................               $    567         $ 11,060
                                                                                                ==============   ==============

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1997.

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

2.   BALANCE SHEET COMPONENTS (IN THOUSANDS)

                              MARCH 31,    DECEMBER 31,
                                1997           1996
                              ---------    -----------
       Inventories
         Raw Materials          $ 2,780        $ 2,940
         Work-in-process          1,163            974
         Finished goods          22,223         22,280
                                -------        -------
                                $26,166        $26,194
                                =======        =======

3.   SHAREHOLDER LAWSUITS

On April 15, 1997, a class action lawsuit was filed in the Superior Court of the State of California, County of Alameda (the "California Action") against YES! Entertainment Corporation (the "Company") and certain of its executive officers. The California Action is purportedly brought on behalf of purchasers of the Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It alleges violations of (i) Sections 25400 and 25500 of the California Corporations Code, (ii) Sections 1709, 1710 and 1711 of the California Civil Code and (iii) Section 17200 et seq. of the California Business and Professions Code.

On April 17, 1997, a second class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California (the "Federal Action" and together with the California Action, the "Actions"). The Federal Action is purportedly brought on behalf of purchasers of the Company's common stock between March 29, 1996 and December 12, 1996, inclusive. The Federal Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, 65 U.S.C.
(S)(S) 78j(b) and 78t(a), and Rule 10b-5, 17 C.F.R. (S) 240.10b-5 promulgated thereunder by the Securities and Exchange Commission.

The Actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company believes that it has meritorious defenses to both Actions and intends to vigorously defend the Actions.

4.   CONVERTIBLE DEBENTURES AND PREFERRED STOCK.

During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $.001 per share for $100 per share to two investors for a total of $8,500,000.

Holders of the Series A convertible preferred stock shall be entitled to receive, when and as declared by the Board of Directors out of legally available funds, cumulative dividends at a rate of 6.5% per annum, payable in cash or shares of common stock, semi-annually in arrears, but in no event later than the date of conversion. The Series A convertible preferred stock has no voting rights, has a liquidation preference of $100 per share plus all accrued but unpaid dividends, subject to adjustment, and is convertible at the option of the holder into shares of common stock at the lowest of (a) $5.313, (b) the average of the lowest per share market value for any five consecutive trading days during the sixty trading days immediately following March 28, 1997, or (c) 82.5% of the average per share market value for the five trading days immediately preceding the conversion date. The Series A convertible preferred stock is redeemable, in cash, at the option of the Company at a redemption price equal to the sum of (i) the average per share market value for the five days immediately preceding (1) the 20th trading day after the date of the redemption notice or (2) the date of payment in full by the Company, whichever is greater, and (ii) the conversion ratio calculated on the 20th trading day after the redemption notice. The Series A convertible preferred stock is mandatorily redeemable on January 28, 2000 if not previously converted or redeemed. Any redemption payments must be approved by BNY, the financial institution with which the Company has its current accounts receivable management agreement.

The convertible debentures earn interest at 5% per annum, are due January 28, 2000, and are convertible any time after January 28, 1998, at the option of the holder, at a conversion price similar to that of the Series A convertible preferred stock. The convertible debentures are subordinated to the bank financing agreements.

In connection with the issuance of the convertible debt and preferred stock, the Company issued warrants for the purchase of 300,000 shares of common stock at an exercise price per share equal to the lesser of (a) $7.875 or (b) 125% of the average of the lowest per share market value for any five consecutive trading days during the sixty trading days following March 18, 1997. The warrants expire March 18, 2002.

Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series A convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% of its outstanding common stock in cash.

The Company is negotiating to amend certain terms of these securities.

5.   FASB STATEMENT NO. 128, EARNINGS PER SHARE.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997.
     ------------------
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There was no impact of Statement 128 on the calculation of the primary or fully diluted loss per share for the quarters ended March 31, 1997 and 1996.

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

RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)                              THREE MONTHS ENDED
                                                         MARCH 31,
                                                   --------------------
                                                    1997         1996
                                                   -------      -------

Net sales                                          $ 9,042      $ 8,935
Cost of sales                                        5,325        4,305
                                                   -------      -------

Gross profit                                         3,717        4,630
Gross profit %                                          41%          52%

Operating expenses                                   6,998        5,567
                                                   -------      -------
Operating expense %                                     77%          62%

Operating loss                                      (3,281)        (937)

Interest and other expense, net                       (696)        (177)
                                                   -------      -------

Net loss before income tax benefit                  (3,977)      (1,114)

Income tax benefit                                    (795)        (223)
                                                   -------      -------

Net loss                                           $(3,182)     $  (891)
                                                   =======      =======

NET SALES:

The Company's net sales for the first quarter of 1997 increased $107,000 or approximately 1% to $9.0 million from $8.9 million in the first quarter of 1996. International sales increased to 29% of sales in the first quarter of 1997 from 12% in the first quarter of 1996.

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

Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. The Company expects that its operating results will vary significantly from quarter to quarter, because the majority of the Company's products are shipped in the quarters ending September 30 and December 31.

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

COST OF SALES:

Cost of sales were approximately 59% and 48% of net sales in the first quarters of 1997 and 1996, respectively. The increase in cost of sales as a percentage of net sales and in absolute dollars in the first quarter of 1997 was the result of the increase in lower margin international sales and the sale of certain slower moving items. In absolute dollars, cost of sales increased approximately $1.0 million or approximately 24% to $5.3 million in the first quarter of 1997 from $4.3 million in the first quarter of 1996.

OPERATING EXPENSES:
(in thousands)                                   THREE MONTHS ENDED
                                                      MARCH 31,
                                            ---------------------------
                                              1997                1996
                                            -------              ------

Marketing, advertising & promotion          $  880               $  694

Selling, distribution & administrative       6,118                4,873
                                            ------               ------

Total operating expenses                    $6,998               $5,567

Operating expenses increased $1.4 million or approximately 26% to $7.0 million in the first quarter of 1997 from $5.6 million in the first quarter of 1996, primarily as the result of higher fixed expenses required to support expected higher sales volume in 1997. In the event higher sales volume is not achieved, the increase in fixed expenses could result in lower profitability or a net loss.

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
------------------------------------
expenses increased $186,000 or approximately 27% to $880,000 in the first quarter of 1997 from $694,000 in the first quarter of 1996. The increase in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to an increase in advertising expense. The

Company expects quarterly advertising expense in the last two quarters of the year to significantly exceed advertising expense in the first quarter of the year to support anticipated seasonal increases in sales and the introduction of the Company's 1997 product line.

Selling, Distribution and Administrative.  Selling, distribution and
----------------------------------------
administrative expenses increased $1.2 million or approximately 26% to $6.1 million in the first quarter of 1997 from $4.9 million in the first quarter of 1996. The increase in expenses resulted from higher costs in operations and sales support, product development, and general and administrative expenses required to support expected higher sales volumes. See Dependence on 1997
                                                       ------------------
Products; Increase in Fixed Expenses.
------------------------------------

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(in thousands)            THREE MONTHS ENDED
                               MARCH 31,
                          ------------------
                           1997        1996
                          ------      ------

Interest income           $  13        $ 107
Interest expense           (657)        (203)

The increase in interest expense in the quarter ended March 31, 1997 as compared to the comparable period in 1996 is primarily the result of the non-cash interest expense incurred in the first quarter of 1997 in connection with the convertible debenture and prefered stock financing described under "Liquidity and Capital Resources." The decrease in interest income and a portion of the increase in interest expense are the result of the lower cash balances maintained by the Company and the higher bank borrowings during the quarter ended March 31, 1997 as compared to the comparable period in 1996.

INCOME TAX BENEFIT:

The following table shows income tax benefit for the applicable periods:

(in thousands)            THREE MONTHS ENDED
                               MARCH 31,
                          ------------------
                           1997        1996
                          ------      ------

Income tax benefit        $(795)      $(223)

The income tax benefit for the first quarter of 1997 is computed based on the projected annualized effective tax rate of 20% applied to the pre-tax book loss for the quarter. The projected effective tax rate for the current year is less than the federal statutory rate (34%) due to the projected benefit of the utilization of net operating loss carryovers.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company had cash and cash equivalents of approximately $567,000, a $1.0 million decrease from approximately $1.6 million at December 31, 1996. The decrease in cash and cash equivalents was due to $950,000 used in financing activities and $760,000 used in investing activities partially offset by $706,000 of cash generated by operating activities. The $950,000 used in financing activities was due to principal payments on bank debt of $10.5 million partially offset by net proceeds from the issuance of the redeemable convertible preferred stock ($8.0 million) and convertible debt ($1.5 million), while investing activities used cash of $760,000 primarily due to the acquisition of equipment. Operating activities generated cash due primarily to a decrease in accounts receivable of $13.2 million, partially offset by the net loss, a decrease in accounts payable and an increase in prepaid expenses and other current assets.

To meet seasonal working capital requirements during the balance of 1997, the Company anticipates borrowing substantial amounts under an Accounts Receivable Management and Security Agreement (the "ARM Agreement") entered into with BNY Financial Corporation ("BNY") in July 1995. The terms of the ARM Agreement, as amended, provide that BNY may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY. The Company was not in compliance with a financial covenant under the ARM Agreement at March 31, 1997, but previously had obtained a waiver from BNY with regard to that covenant violation. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities.

The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. The Company anticipates that it will experience periods of significant negative cash flow in 1997 as a result of seasonality in the toy industry, the timing of new product introductions and the Company's planned growth in new product inventory and accounts receivable. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's operating results.

During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $.001 per share for $100 per share to two investors for a total of $8,500,000.

Holders of the Series A convertible preferred stock shall be entitled to receive, when and as declared by the Board of Directors out of legally available funds, cumulative dividends at a rate of 6.5% per annum, payable in cash or shares of common stock, semi-annually in arrears, but in no event later than the date of conversion. The Series A convertible preferred stock has no voting rights, has a liquidation preference of $100 per share plus all accrued but unpaid dividends, subject to adjustment, and is convertible at the option of the holder into shares of common stock at the lowest of (a) $5.313, (b) the average of the lowest per share market value for any five consecutive trading days during the sixty trading days immediately following March 28, 1997, or (c) 82.5% of the average per share market value for the five trading days immediately preceding the conversion date. The Series A convertible preferred stock is redeemable, in cash, at the option of the Company at a redemption price equal to the sum of (i) the average per share market value for the five days immediately preceding (1) the 20th trading day after the date of the redemption notice or
(2) the date of payment in full by the Company, whichever is greater, and (ii) the conversion ratio calculated on the 20th trading day after the redemption notice. The Series A convertible preferred stock is mandatorily redeemable on January 28, 2000 if not previously converted or redeemed. Any redemption payments must be approved by BNY, the financial institution with which the Company has its current accounts receivable management agreement.

The convertible debentures earn interest at 5% per annum, are due January 28, 2000, and are convertible any time after January 28, 1998, at the option of the holder, at a conversion price similar to that of the Series A convertible preferred stock. The convertible debentures are subordinated to the bank financing agreements.

In connection with the issuance of the convertible debt and preferred stock, the Company issued warrants for the purchase of 300,000 shares of common stock at an exercise price per share equal to the lesser of (a) $7.875 or (b) 125% of the average of the lowest per share market value for any five consecutive trading days during the sixty trading days following March 18, 1997. The warrants expire March 18, 2002.

Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series A convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% equivalent of its outstanding shares of common stock in cash.

The Company is negotiating to amend certain terms of these securities.

RECENT DEVELOPMENTS
-------------------

Shareholder Lawsuits
--------------------

On April 15, 1997, a class action lawsuit was filed in the Superior Court of the State of California, County of Alameda (the "California Action") against YES! Entertainment Corporation (the "Company") and certain of its executive officers. The California Action is purportedly brought on behalf of purchasers of the Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It alleges violations of (i) Sections 25400 and 25500 of the California Corporations Code, (ii) Sections 1709, 1710 and 1711 of the California Civil Code and (iii) Section 17200 et seq. of the California Business and Professions Code.

On April 17, 1997, a second class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California (the "Federal Action" and together with the California Action, the "Actions"). The Federal Action is purportedly brought on behalf of purchasers of the Company's common stock between March 29, 1996 and December 12, 1996, inclusive. The Federal Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, 65 U.S.C.
(S)(S) 78j(b) and 78t(a), and Rule 10b-5, 17 C.F.R. (S) 240.10b-5 promulgated thereunder by the Securities and Exchange Commission.

The Actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company believes that it has meritorious defenses to both Actions and intends to vigorously defend the Actions.

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

Limited Operating History; History of Losses; Accumulated Deficit; Risk to
--------------------------------------------------------------------------
Profitability.  The Company has a short operating history, having commenced
-------------
operations in November 1992 and shipped its first product in July 1993. Although the Company has achieved approximately $197 million in cumulative net sales through March 31, 1997, the Company incurred substantial operating losses in 1993 and 1994, and again in 1996, and at March 31, 1997 had an accumulated deficit of approximately $57.4 million. Future profitability and the Company's ability to obtain future financing on favorable terms is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

Dependence on 1997 Products; Increase in Fixed Expenses. In 1997, the Company
-------------------------------------------------------
has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins Ice Cream Maker, Air Vectors, YES! Extreme, and YES! PreSchool. In addition, the Company also expects to expand its existing product lines in 1997, particularly its YES! Gear and Power Penz line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected. In addition, the Company has increased its fixed expenses in anticipation of higher sales volumes due in part to the Company's 1997 product lines. In the event higher sales are not achieved, this increase in fixed expenses could result in lower profitability or a net loss.

Dependence on YES! Gear and Power Penz. The majority of the Company's current
--------------------------------------
product lines are sold under the YES! Gear and Power Penz brands, which together
                                 ---------     ----------
accounted for 83% and 58% of the Company's sales in 1996 and 1995, respectively. The Company expects YES! Gear, and in particular the Yak Bak, and the Power Penz
                    ---------                        -------          ----------
product lines to continue to account for a substantial percentage of the Company's business. However, there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels. See Short Product
                -------     ----------                            -------------
Cycles.  In addition, the Company is aware that a number of toy manufacturers
------
have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of
            ---------    ----------
price.

Just in Time Inventory; Compressed Sales Cycles. Most of the Company's
-----------------------------------------------
significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier, and may limit the Company's ability to accurately forecast reorders creating potential volatility in the Company's operating results. The limited inventory carried by the Company's customers may also reduce or delay consumer sell-through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail locations prior to the peak holiday buying season; these may include drop-shipment expenses and higher advertising allowances which would otherwise be born by the Company's customers. In the event that anticipated reorders do not materialize, the Company's operating results will be adversely affected and the Company may incur increased inventory carrying costs.

Changes in 1997 Product Line. The Company constantly evaluates the toy markets
----------------------------
and its development and manufacturing schedules. As the year progresses, the Company may elect to reduce the number of products it currently plans on shipping in 1997 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1997 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, if at all. The Company has made adjustments to its 1997 product line to date and expects to make further adjustments as the year progresses.

Sales Concentration Risk. The Company's ten largest customers accounted for
------------------------
approximately 85%, 87% and 68% of sales for the years ending December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1996, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 20% of net sales, respectively. For the year ended December 31, 1995, the same two customers each accounted for approximately 27% of net sales and for the year ended December 31, 1994, TRU and Wal-Mart accounted for 14% and 21% of net sales, respectively. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the

Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

Price Protection; Stock Balancing; Reliance on Timely Payment.  In connection
-------------------------------------------------------------
with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in 1997. Any significant change in such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. Delays in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business.

Short Product Cycles. Consumer preferences in the toy industry are continuously
--------------------
changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new or existing product lines to achieve or sustain market acceptance can create excess inventory, reduce average selling prices and/or require that the Company provide retailers with financial incentives, any one or all of which results would have a material adverse effect on the Company's operating results and financial condition.

International Business Risk.  The Company in 1997 will principally rely on
---------------------------
foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

Competition.  The toy industry is highly competitive.  Among the Company's
-----------
competitors are toy companies, divisions of large diversified companies, and producers of consumer electronics products, many of which have greater assets and resources than those of the Company, as well as smaller domestic and foreign toy and entertainment products manufacturers, importers and marketers. The Company's principal competitors include Mattel, Inc., Hasbro, Inc., and, particularly in the Yak Bak and Power Penz categories, Tiger Electronics, Inc.
                    -------     ----------
These competitors may impede the Company's ability to maintain market share and pricing goals in its existing categories, and may prevent the Company from successfully launching new products in categories served by these competitors.

Dependence on Manufacturing Facilities Based in People's Republic of China. The
--------------------------------------------------------------------------
Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In 1997, Hong Kong will become a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, recent tensions between the Peoples Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

Dependence on Restrictive Facility. The Company is dependent on the ARM
----------------------------------
Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants, including covenants concerning the requirement that Donald Kingsborough and Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, remain active in the management of the Company. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY.
The Company was not in compliance with a financial covenant under the ARM Agreement at March 31, 1997, but previously had obtained a waiver from BNY with regard to that covenant violation. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

Potential Dilution from Convertible Securities; Obligation to Redeem in Cash.
----------------------------------------------------------------------------
Under the terms of a preferred stock and convertible debenture financing completed in the first quarter of 1997, certain investors have the right to convert the securities held by them in the face amount of approximately $10 million, plus dividends and interest accrued, into Company common stock at a discount to the prevailing market price. The conversion price at which such securities may be converted into common stock is the lowest of (a) $5.313, (b) the average of the lowest per share market value for any five consecutive trading days during the sixty trading days immediately following March 28, 1997, or (c) 82.5% of the average per share market value for the five trading days immediately preceding the conversion date. Because the Company's reported common stock price dropped sharply following the completion of this financing, the conversion of these securities could result in a significant amount of shares of common stock being issued at a discount to prevailing market prices. Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series A convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% of its outstanding common stock in cash. The Company is negotiating to amend certain terms of these securities; however, there can be no assurance that such negotiations will produce satisfactory amendments.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

          See Part I of this Quarterly Report on Form 10-Q under the heading "Recent Developments -- Shareholder Lawsuits."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          11.1  Statement Regarding Computation of Net Loss Per Share

          27.1 Financial Data Schedule for the quarter ended March 31, 1997 (INCLUDED WITH EDGAR VERSION ONLY)

     b)   Reports on Form 8-K

          In January 1997, the Company filed a Report on Form 8-K disclosing that the Company had raised net cash of approximately $9.5 million in a convertible debenture and warrant financing. On March 25, 1997, the Company filed a Report on Form 8-K disclosing that the January financing had been superseded and in its place the Company had issued Series A Preferred Stock and Convertible Debentures in face value of approximately $10.7 million. All exhibits filed with the above-referenced Reports on Form 8-K are hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            YES! Entertainment Corporation
                            ------------------------------
                            Registrant


Date  May 12, 1997          /s/ Donald D. Kingsborough
      ------------          --------------------------
                            Donald D. Kingsborough
                            Chief Executive Officer
                            (Principal Executive Officer)



Date  May 12, 1997          /s/ Sol Kershner
      ------------          ----------------
                            Sol Kershner
                            Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)