Form 10-Q
period 1997-06-30
YES ENTERTAINMENT CORP
filed 1997-08-13
CIK 943747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 1997

     OR

 [_] Transition Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to ____________.

                         Commission File Number 0-25916


                         YES! ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                        94-3165290
         --------                                        ----------
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

                               Yes [X]   NO  [_]

As of July 31, 1997 there were 14,287,786 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 21 pages of which this is page number 1.

                         YES! ENTERTAINMENT CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1996

                                     INDEX

                                                                     PAGE
                                                                     ----

Part I.   Financial Information

     Item 1.   Consolidated Financial Statements

                      Consolidated Statements of Operations -
                        Three months and six months ended
                        June 30, 1997 and June 30, 1996                 3

                      Consolidated Balance Sheets -
                        June 30, 1997 and December 31, 1996             4

                      Consolidated Statements of Cash Flows -
                        Six months ended June 30, 1997
                        and June 30, 1996                               5

                      Notes to Consolidated Financial Statements        6

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9


PART II.  OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                      20

SIGNATURE PAGE                                                         21

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 -------------------    -------------------
                                                                 JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                                                   1997       1996        1997       1996
                                                                 --------   --------    --------   --------
Net sales                                                         $12,616    $11,551     $21,657    $20,486
Cost of sales                                                       7,615      6,887      12,940     11,192
                                                                  -------    -------     -------    -------
Gross profit                                                        5,001      4,664       8,717      9,294
                                                                  -------    -------     -------    -------
Operating expenses:
  Marketing, advertising and promotion                                559      1,473       1,439      2,167
  Selling, distribution and administrative                          6,182      4,696      12,300      9,569
                                                                  -------    -------     -------    -------
Total operating expenses                                            6,741      6,169      13,739     11,736
                                                                  -------    -------     -------    -------

Operating loss                                                     (1,740)    (1,505)     (5,022)    (2,442)

Interest income                                                        12        105          25        212
Interest expense                                                     (444)      (107)     (1,101)      (310)
Other expense, net                                                    (14)       (11)        (66)       (92)
                                                                  -------    -------     -------    -------
Net loss before provision for income taxes (income tax benefit)    (2,186)    (1,518)     (6,164)    (2,632)
Provision for income taxes (income tax benefit)                       179       (304)       (616)      (527)
                                                                  -------    -------     -------    -------
Net loss                                                           (2,365)   $(1,214)     (5,548)   $(2,105)
                                                                             =======                =======
Non-cash dividends and discount on preferred stock                 (1,049)                (2,600)
                                                                  -------                -------
Net loss applicable to common stockholders                        $(3,414)               $(8,148)
                                                                  =======                =======
Net loss per share applicable to common stockholders               $(0.24)                $(0.58)
                                                                  =======                =======
Net loss per share                                                           $ (0.09)               $ (0.15)
                                                                             =======                =======
Shares used in computing net loss per share                        14,237     13,995      14,140     13,761
                                                                  =======    =======     =======    =======

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                            JUNE 30,      DECEMBER 31,
                                                              1997            1996*
                                                            --------      ------------
                                                           (Unaudited)
                          ASSETS
                          ------
Current assets:
         Cash and cash equivalents                          $  1,302          $  1,572
         Accounts receivable, net                             11,307            21,956
         Inventories                                          25,621            26,194
         Prepaid royalties                                     4,457             4,045
         Prepaid expenses                                      1,750             1,868
         Other current assets                                  3,222             1,671
                                                            --------          --------
Total current assets                                          47,659            57,306
Property and equipment, net                                    4,319             3,869
Intangibles and deposits, net                                    215               276
                                                            --------          --------
Total assets                                                $ 52,193          $ 61,451
                                                            ========          ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
         Loans payable                                      $  8,164          $ 16,712
         Accounts payable                                      7,061            12,565
         Accrued royalties                                     1,529             1,018
         Accrued liabilities                                     881               879
         Capital lease obligations due within one year            17                16
         Income taxes payable                                      -               182
                                                            --------          --------
Total current liabilities                                     17,652            31,372
Capital lease obligations                                          6                14
Convertible debentures                                         1,778                 -
Other liabilities                                                 17                 -

Redeemable convertible preferred stock                         8,723                 -
Stockholders' equity:
         Undesignated preferred stock                              -                 -
         Common stock                                             14                14
         Additional paid-in capital                           84,807            82,707
         Accumulated deficit                                 (60,804)          (52,656)
                                                            --------          --------
Total stockholders' equity                                    24,017            30,065
                                                            --------          --------
Total liabilities and stockholders' equity                  $ 52,193          $ 61,451
                                                            ========          ========

* Derived from audited consolidated financial statements

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                 -----------------------------
                                                 JUNE 30, 1997   JUNE 30, 1996
                                                 -------------   -------------
OPERATING ACTIVITIES
Net loss                                               $(5,548)       $ (2,105)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                          1,494           1,208
  Advertising expenses funded by inventory                 118               -
  Debt discount and amortization                           475               -
  Accrued interest converted to convertible debt            67               -
  Employer contribution to 401(k) plan funded with         106               -
   common stock
  Changes in operating assets and liabilities:
       Accounts receivable                              10,648          13,554
       Inventories                                         573          (4,383)
        Prepaid expenses and other current assets       (1,962)         (3,626)
       Other assets                                          -            (307)
       Accounts payable                                 (5,504)         (1,128)
       Accrued royalties and liabilities                   405          (1,672)
       Income taxes payable                               (182)              -
       Other long-term liabilities                          17             (39)
                                                       -------         -------
Net cash provided by operating activities                  707           1,502

INVESTING ACTIVITIES
Acquisition of property and equipment                   (1,928)         (1,709)
Decrease in intangibles and deposits                        45               -
                                                       -------         -------
Net cash used in investing activities                   (1,883)         (1,709)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures         1,433               -
Principal payments on loans payable                     (8,548)        (10,125)
Principal payments on capital lease obligations             (8)            (43)
Proceeds from issuance of redeemable convertible
  preferred  stock, net of issuance costs                8,027               -
Proceeds from issuance of common stock, net of
 issuance costs                                              2          13,770
                                                       -------         -------
Net cash provided by financing activities                  906           3,602
                                                       -------         -------
Net increase (decrease) in cash and cash                  (270)          3,395
 equivalents
Cash and cash equivalents at beginning of period         1,572           2,987

Cash and cash equivalents at end of period             $ 1,302         $ 6,382
                                                       =======         =======

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

2.   INVENTORY (IN THOUSANDS)

                              June 30,  December 31,
                                1997        1996
                              --------  ------------

             Raw Materials     $ 2,694       $ 2,940
             Work-in-process     1,233           974
             Finished goods     21,694        22,280
                               -------       -------
                               $25,621       $26,194
                               =======       =======

3.   RECENT DEVELOPMENTS

     Restructured Financing

     In July 1997, the Company entered into agreements with the institutional investors who purchased convertible debentures and Series A preferred stock in the first quarter of 1997 restructuring the terms of the prior agreements with respect to those securities. The transaction is deemed effective April 30, 1997.

     The new terms place significant restraints on the conversion into and sale of the common stock issuable upon conversion, including a prohibition on conversion until the earlier of November 1, 1997 or until the price of the Company's common stock exceeds $10 per share for twenty (20) consecutive trading days after August 1, 1997. The new terms also generally prohibit short sales. In addition, the conversion of the securities and sale of common stock is restricted to amounts that vary based upon the recent the price and trading volume of the Company's common stock.

     The conversion price of the securities is based on a discount to the weighted average value of the Company's common stock near the time of conversion. The discount increases monthly from 11.75% in November 1997 to 18.75% in April 1998. The securities are redeemable at the option of the Company. Any amount of the securities remaining after five years will convert at the then-prevailing conversion price.

     The total face value of the new instruments is $11,727,167. The new instruments have been issued in the place of instruments with a total value of $9,439,104, including accrued dividends and interest through April 30, 1997. The transaction will be accounted for by recognizing (1) approximately $647,000 in imputed interest and dividends in the second quarter of 1997, representing the difference between the face value of the new securities and the book value of the old instruments, including accrued dividends and interest, and (2) approximately $2.2 million in imputed interest expense and dividends ratably over the 12 month period beginning May 1, 1997, representing the value of the maximum discount of 18.75% on the face value of the new securities. Approximately $366,000 of this amount was recognized in the quarter ended June 30, 1997.

     Resignation of Director; Appointment of Executive Officer

     In June 1997, Gary L. Nemetz resigned as a director of the Company. In August 1997, the Board appointed Anthony J. Miadich to fill the vacancy created by Mr. Nemetz's resignation. In July 1997, the Company appointed Mike Bauer Executive Vice President, Sales.

4.   SHAREHOLDER LAWSUITS

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

     The Actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company believes that it has meritorious defenses to these Actions and intends to vigorously defend these Actions.

     Since the Actions were filed, three additional class action lawsuits were filed against the Company and certain of its executive officers, one in the Superior Court of the State of California, County of Alameda and two in the United States District Court for the Northern District of California. The causes of action alleged are substantially identical to those raised in the Actions, although the second state court action is purportedly brought on behalf of purchasers of the Company's common stock between March 29, 1996 and December 12, 1996, inclusive.

     In July 1997, the Superior Court of the State of California, County of Alameda, sustained a demurrer filed on behalf of the defendants in the California Action, with leave to amend the Complaint.

5.   FASB STATEMENT NO. 128, EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There was no impact of Statement 128 on the calculation of the primary or fully diluted loss per share for the quarters and six months ended June 30, 1997 and 1996.

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

RESULTS OF OPERATION
--------------------
(In thousands)                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                            1997       1996       1997       1996
                                          -------------------   -------------------
 Net sales                                 $12,616    $11,551    $21,657    $20,486
 Cost of sales                               7,615      6,887     12,940     11,192
                                           -------    -------    -------    -------
 Gross profit                                5,001      4,664      8,717      9,294
Gross profit %                                  40%        40%        40%        45%
 Operating expenses                          6,741      6,169     13,739     11,736
Operating expenses %                            53%        53%        63%        57%
 Operating loss                             (1,740)    (1,505)    (5,022)    (2,442)
 Interest and other expense, net              (446)       (13)    (1,143)      (190)
                                           -------    -------    -------    -------
 Net loss before provision for income
  taxes                                     (2,186)    (1,518)    (6,164)    (2,632)
 Provision for income taxes (income tax
  benefit)                                     179       (304)      (616)      (527)
                                           -------    -------    -------    -------
 Net loss                                  $(2,365)   $(1,214)   $(5,548)   $(2,105)
                                           =======    =======    =======    =======
 Non-cash dividends and discount on
  preferred stock                           (1,049)               (2,600)
                                           -------               -------
 Net loss applicable to common
  stockholders                             $(3,414)              $(8,148)
                                           =======               =======

NET SALES:

The Company's net sales for the second quarter of 1997 increased $1.0 million or approximately 9% to $12.6 million from $11.6 million in the second quarter of 1996. Net sales increased $1.2 million or approximately 6% to $21.7 million for the first six months of 1997 from $20.5 million for the first six months of
1996.   International sales in the second quarter and the first six months of
1997 were higher than in the comparable periods of 1996, primarily as the result of the Company's efforts to increase international sales. International shipments represented 40% of shipments in the second quarter of 1997 and 26% of shipments in the second quarter of 1996.

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

COST OF SALES:

Cost of sales were approximately 60% of net sales in each of the second quarters of 1997 and 1996, and approximately 60% and 55% of net sales for the first six months of 1997 and 1996, respectively. The increases in cost of sales as a percentage of net sales in the first six months of 1997 from the comparable period in 1996 was primarily the result of the increase in lower margin international sales in the first quarter of 1997 compared to the first quarter of 1996 and the sale of certain slower moving items. In absolute dollars, cost of sales increased $728,000 or approximately 11% to $7.6 million in the second quarter of 1997 from $6.9 million in the second quarter of 1996 and increased $1.7 million or approximately 16% to $12.9 million for the first six months of 1997 from $11.2 million for the first six months of 1996.

OPERATING EXPENSES:
(In thousands)

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                         -------------------  ------------------
                                          JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                           1997      1996      1997       1996
                                          --------  --------  --------  --------

Marketing, advertising and promotion        $  559    $1,473   $ 1,439  $ 2,167
Selling, distribution and administrative     6,182     4,696    12,300    9,569
                                            ------    ------   -------  -------
Total operating expenses                    $6,741    $6,169   $13,739  $11,736
                                            ======    ======   =======  =======

Operating expenses increased $572,000 or approximately 9% to $6.7 million in the second quarter of 1997 from $6.2 million in the second quarter of 1996, as the result of higher variable expense associated with higher revenue and higher fixed expenses required to support current and expected sales volumes. Operating expenses increased $2.0 million or approximately 17% to $13.7 million for the first six months of 1997 from $11.7 million for the first six months of 1996 for the same reasons.

Marketing, Advertising and Promotion. Marketing, advertising and promotion expenses decreased $914,000 or approximately 62% to $559,000 in the second quarter of 1997 from $1.5 million in the second quarter of 1996. Marketing, advertising and promotion expenses decreased $728,000 or approximately 34% to $1.4 million for the first six months of 1997 from $2.2 million for the first six months of 1996. These decreases resulted from the increase in sales to international customers and the sale of slower-moving items, which do not require advertising support from the Company. The Company expects advertising expense in the last two quarters of the year to significantly exceed advertising expense in the first half of the year to support anticipated seasonal increases in sales. In the event higher sales volume is not achieved, the increase in fixed expenses could adversely affect the Company's operating results and financial condition. See Dependence on 1997 Products; Increase in Fixed Expenses.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses increased $1.5 million or approximately 32% to $6.2 million in the second quarter of 1997 from $4.7 million in the second quarter of 1996. Selling, distribution and administrative expenses increased $2.7 million or approximately 29% to $12.3 million for the first six months of 1997 from $9.6 million for the first six months of 1996. The increase in expenses resulted from higher variable expense associated with higher revenues and higher costs in operations and sales support, product development, and general and administrative expenses required to support expected sales volumes.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

  (In thousands)
                   THREE MONTHS ENDED     SIX MONTHS ENDED
                  ------------------------------------------
                  JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                    1997       1996       1997        1996
                  ------------------------------------------
Interest income      $  12      $ 105    $    25    $ 212
Interest expense     $(444)     $(107)   $(1,101)   $(310)

The increase in interest expense in the quarter and six months ended June 30, 1997 as compared to the comparable periods in 1996 is primarily the result of the non-cash interest expense recorded in connection with the convertible debenture and preferred stock financing, and the restructuring thereof, described under "Liquidity and Capital Resources." The non-cash interest expenses recorded in the quarter and six months ended June 30, 1997 were $218,000 and $558,000, respectively. The decrease in interest income and a portion of the increase in interest expense are the result of the lower cash balances maintained by the Company and higher bank borrowings during the quarter and six months ended June 30, 1997 as compared to the comparable periods in 1996

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT):

The following table shows the provision for income taxes (income tax benefit) for the applicable periods:

(In thousands)
                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    ------------------------------------------
                                                      JUNE 30,  JUNE 30,   JUNE 30,   JUNE 30,
                                                        1997      1996       1997       1996
                                                    --------------------   -------------------
Provision for income taxes (income tax  benefit)      $ 179     $(304)      $(616)      $(527)

The income tax benefit for the six months ended June 30, 1997 is computed based on the projected annualized effective tax rate of 10% applied to the pre-tax book loss for the period. The projected effective tax rate for the current year is less than the federal statutory rate (34%) due to the projected benefit of the utilization of net operating loss carryovers. The projected annualized effective tax rate used in the quarter ended March 31, 1997 was 20% and was reduced due to the identification of additional loss carryforwards that may be utilized in fiscal 1997. The reduction in the projected annualized effective tax rate resulted in a provision for income taxes in the quarter ended June
30, 1997 of $179,000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, the Company had cash and cash equivalents of approximately $1.3 million, a $270,000 decrease from approximately $1.6 million at December 31, 1996. The decrease in cash and cash equivalents was due to $1.9 million used in investing activities, partially offset by $707,000 provided by operating activities and $906,000 provided by financing activities.

The cash generated by operating activities was due primarily to a decrease in accounts receivable of $10.6 million, a decrease in inventory of $573,000, and depreciation, amortization and other non-cash expenses of $2.3 million, partially offset by the net loss, a decrease in accounts payable of $5.5 million and an increase in prepaid expenses and other current assets of $2.0 million.

The $906,000 provided by financing activities was due to net proceeds from the issuance of the convertible preferred stock ($8.0 million) and convertible debentures ($1.4 million), partially offset by principal payments on bank debt of $8.5 million. Investing activities used cash of $1.9 million primarily due to the acquisition of tooling and other equipment.

To meet seasonal working capital requirements during the balance of 1997, the Company anticipates borrowing substantial amounts under an Accounts Receivable Management and Security Agreement (the "ARM Agreement") entered into with BNY Financial Corporation ("BNY") in July 1995. The terms of the ARM Agreement, as amended, provide that BNY may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY. The Company was not in compliance with a financial covenant under the ARM Agreement at March 31 and June 30, 1997, but previously had obtained a waiver from BNY with regard to that covenant violation. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities.

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

During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $.001 per share for $100 per share to two investors for a total of $8,500,000 (the "March Securities"). In April 1997, approximately $696,000 of the convertible preferred stock, including accrued dividends, were converted. Effective April 30, 1997, the remaining March Securities plus accrued dividends and interest were cancelled in favor of $1,956,021 in convertible debentures and 390,846 shares of Series B convertible preferred stock at a par value of $.001 per share for $25 per share to two investors and an investment bank retained by the Company in connection therewith for a total of $11,727,167 (the "Restructuring Transactions").

Holders of the Series B convertible preferred stock are entitled to receive, when and as declared by the Board of Directors out of legally available funds, cumulative dividends at a rate of $1.28 per annum, payable in shares of Series B convertible preferred stock, semi-annually, but in no event later than the date of conversion. The Series B convertible preferred stock has no voting rights, has a liquidation preference of $25 per share plus all accrued but unpaid dividends, subject to adjustment, and is convertible at the option of the holder into shares of common stock at a discount to the weighted average value of the Company's common stock near the time of conversion. The discount increases monthly from 11.75% beginning in November 1997 increasing to 18.75% in April 1998. The Series B convertible preferred stock is redeemable at any time in cash, at the option of the Company. Any redemption payments must be approved by BNY, the financial institution with which the Company has its current accounts receivable management agreement. Any amount of the Series B convertible preferred stock remaining after five years will convert at the then-prevailing conversion price.

The convertible debentures earn interest at 5% per annum, are due April 30, 2002, and are convertible any time after the earlier of November 1, 1997 or until the price of the Company's common stock exceeds a volume-weighted average price above $10 per share for twenty (20) consecutive trading days after August 1, 1997, at the option of the holder, at a conversion price similar to that of the Series B convertible preferred stock. The convertible debentures are subordinated to the bank financing agreements.

In connection with the issuance of the March Securities, the Company issued warrants for the purchase of 300,000 shares of common stock at an exercise price per share equal to the lesser of (a) $7.875 or (b) 125% of the average of the lowest per share market value for any five consecutive trading days during the sixty trading days following March 18, 1997. The warrants expire March 18, 2002. The terms of the Warrants were not modified in connection with the Restructuring Transactions.

Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series B convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% of its outstanding common stock in cash.

RECENT DEVELOPMENTS
-------------------

Restructured Financing. See Note 3 to Notes to Financial Statements, Restructured Financing, and Liquidity and Capital Resources, above.

Resignation of Director; Appointment of Executive Officer. In June 1997, Gary
L. Nemetz resigned as a director of the Company. In August 1997, the Board appointed Anthony J. Miadich to fill the vacancy created by Mr. Nemetz's resignation. In July 1997, the Company appointed Mike Bauer Executive Vice President, Sales.

Shareholder Lawsuits. See Note 4 to Notes to Financial Statements, Shareholder Lawsuits, above.

BUSINESS FACTORS
----------------

Because of the variety and uncertainty of the factors affecting the Company's
--------------------------------------------------------------------------------
operating results, past financial performance and historic trends may not be a
--------------------------------------------------------------------------------
reliable indicator of future performance. These factors, as well as other
--------------------------------------------------------------------------------
factors affecting the Company's operating performance, and the fact that the
--------------------------------------------------------------------------------
Company participates in a highly dynamic industry, may result in significant
--------------------------------------------------------------------------------
volatility in the Company's common stock price. The Company's business is
--------------------------------------------------------------------------------
subject to a number of risks and the Company's forward looking statements should
--------------------------------------------------------------------------------
be considered in light of the business factors set forth below.
--------------------------------------------------------------

Limited Operating History; History of Losses; Accumulated Deficit; Risk to Profitability. The Company has a short operating history, having commenced operations in November 1992 and shipped its first product in July 1993. Although the Company has achieved approximately $219 million in cumulative net sales through June 30, 1997, the Company incurred substantial operating losses in 1993 and 1994, and again in 1996, and at June 30, 1997 had an accumulated deficit of approximately $60.8 million. Future profitability and the Company's ability to obtain future financing on favorable terms is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

Dependence on 1997 Products; Increase in Fixed Expenses. In 1997, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins(R) Ice Cream Maker, Air Vectors(TM), YES! Extreme(TM), and YES! PreSchool(TM). In addition, the Company also expects to expand its existing product lines in 1997, particularly its YES! Gear, Power Penz(TM) and Mrs. Fields(TM) line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected. In addition, the Company has increased its fixed expenses in anticipation of the introduction of the Company's 1997 product lines. In the event expected sales volumes are not achieved, this increase in fixed expenses could adversely affect the Company's operating results and financial condition.

Dependence on YES! Gear and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear and Power Penz brands, which together accounted for 83% and 58% of the Company's sales in 1996 and 1995, respectively. The Company expects YES! Gear, and in particular the Yak Bak(R), and the Power
                    ---------
Penz product lines to continue to account for a substantial percentage of the Company's business. However, there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels. See Short Product Cycles. In addition, the Company is aware that a number of toy manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of price.

Just in Time Inventory; Compressed Sales Cycles. Most of the Company's significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier, and may limit the Company's ability to accurately forecast reorders creating potential volatility in the Company's operating results. The limited inventory carried by the Company's customers may also reduce or delay consumer sell-through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail locations prior to the peak holiday buying season; these may include drop-shipment expenses and higher advertising allowances which would otherwise be born by the Company's customers. In the event that anticipated reorders do not materialize, the Company's operating results will be adversely affected and the Company may incur increased inventory carrying costs.

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

Price Protection; Stock Balancing; Reliance on Timely Payment. In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in 1997. Any significant change in such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due and have claimed deductions to which, upon investigation, they may not be entitled or which may be overstated. Delays or unanticipated reductions in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business.

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

International Business Risk. The Company principally relies on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

Competition. The toy industry is highly competitive. Among the Company's competitors are toy companies, divisions of large diversified companies, and producers of consumer electronics products, many of which have greater assets and resources than those of the Company, as well as smaller domestic and foreign toy and entertainment products manufacturers, importers and marketers. The Company's principal competitors include Mattel, Inc., Hasbro, Inc., and, particularly in the Yak Bak and Power Penz categories, Tiger Electronics, Inc. These competitors may impede the Company's ability to maintain market share and pricing goals in its existing categories, and may prevent the Company from successfully launching new products in categories served by these competitors.

Dependence on Manufacturing Facilities Based in People's Republic of China. The Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In June 1997, Hong Kong became a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, and while the transition to date has not adversely impacted the Company's business, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, recent tensions between the Peoples Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, and recent debate regarding the extension of the Peoples Republic of China most favored nation trading status, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants, including covenants concerning the requirement that Donald Kingsborough and Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, remain active in the management of the Company. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY.
The Company was not in compliance with a financial covenant under the ARM Agreement at March 31 and June 30, 1997 but previously had obtained a waiver from BNY with regard to that covenant violation. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

Dilution from Convertible Securities; Obligation to Redeem in Cash. Under the terms of a preferred stock and convertible debenture financing completed in the first quarter of 1997 and restructured in the second quarter of 1997, certain investors have the right to convert the securities held by them in the face amount of approximately $11.7 million, plus dividends and interest accrued, into Company common stock at a discount to the prevailing market price. The conversion price at which such securities may be converted into common stock is at a discount of 11.25% beginning in November 1997 increasing to 18.75% in April 1998 of a weighted average value of the Company's common stock, depending principally on the date on which such securities are converted. Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% of its outstanding common stock in cash.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

 4.1 Form of Amended and Restated Registration Rights Agreement dated July 25, 1997

11.1 Statement Regarding Computation of Net Loss Per Share

27.1 Financial Data Schedules for the quarter ended June 30, 1997.

     b)   Reports on Form 8-K

          A Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed by the Company on August 4, 1997. Such report on Form 8-K disclosed the consummation of the restructured convertible debenture and preferred stock financing and included copies of the purchase agreement and securities as exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YES! Entertainment Corporation
                              Registrant


Date August 12, 1997          /s/ Donald D. Kingsborough
                              --------------------------
                              Donald D. Kingsborough
                              Chief Executive Officer
                              (Principal Executive Officer)



Date August 12, 1997          /s/ Sol Kershner
                              --------------------------
                              Sol Kershner
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)