Form 10-K/A
period 1996-12-31
YES ENTERTAINMENT CORP
filed 1997-10-24
CIK 943747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO
                                   (Mark One)


 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                     For the transition period         to

                        Commission File Number: 0-25916

                        YES! ENTERTAINMENT CORPORATION

            (Exact name of Registrant as specified in its charter)

              Delaware                                  94-3165290
             -----------                                ----------
         (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)                (Identification No.)

          3875 Hopyard Road, Suite 375, Pleasanton, California 94588
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (510) 847-9444
                          ------------------

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


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

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

     YES! PreSchool. At Toy Fair 1997, the Company introduced a new line of pre-school electronic products to address the growing three to six year old market. These products include Yakkins, a line of molded plastic characters into which children can record sounds and messages for playback, Pet Toonies,a line of animals that play popular kids songs in that animal's own sounds, and Music Gizmos and Instrument Gizmos, a line of highly stylistic devices that play pre-set tunes and musical sounds in a variety of different ways depending on how a child "builds" their gizmo.

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

     The Company tests product concepts and prototypes through consumer market research techniques, including focus groups and in-home use tests. The also meets with a number of retailers across the country to preview prototype products, determine levels of interest and help refine details of the product lines prior to production. In addition, the Company frequently previews advertising plans, public relations plans, point-of-purchase displays, packaging and other matters with retailers prior to production.

     In 1996, 1995 and 1994, the Company incurred research and development expenses of approximately $4.6 million, $2.8 million and $4.9 million, respectively. Substantially all of the Company's research and development expense is spent on new product development.

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

     The Company has a group of employees located in California and Hong Kong whosupervise the Company's manufacturing contractors. These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing production planning and quality assurance functions including inspection at various stages, tracking costs, performing and/or working with manufacturing engineering, and oversight of the manufacturing processes. In order to source a variety of raw materials and components, provide quality control, and administer contracts with manufacturers on location, the Company established a subsidiary in Hong Kong, Entertainment Products, Ltd.

     Management believes that its strategy to contract for substantially all manufacturing requirements provides the Company with financial flexibility and the most efficient use of its capital. However, since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products. These manufacturers are based in Hong Kong with manufacturing facilities located in the People's Republic of China. The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship. Given the highly seasonal nature of the Company's business, any unusual delay or quality control problems of suchmanufacturers, or delays in product deliveries, delays in locating or providing new tooling to acceptable substitute manufacturers or delays in increasing the production of alternative manufacturers, would have a material adverse effect on the Company's operating results and financial condition. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of which could have a material adverse effect on the Company's business. The Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that the manufacturers will be able to meet the Company's production schedules. In addition, manufacturing in Hong Kong and the People's Republic of China entails certain more specific risks, including the return of Hong Kong to governance by the People's Republic of China in June 1997 and recent political tensions between the People's Republic of China and the Republic of China (Taiwan). There can be no assurance that these events will not result in disruptions to the Company's production schedules.

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

     Substantially all international sales are conducted through the Company's Hong Kong subsidiary, Entertainment Products, Ltd. and are denominated in U.S. dollars and therefore the Company has not to date experienced any adverse impact from currency fluctuations. To the extent future sales are not denominated in US dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial conditions and results of operations.

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


GOVERNMENT AND INDUSTRY REGULATION (p. 10)

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

     Certain of the Company's products may also be subject to other government rules and regulations. For instance, the Company's V-Link product is subject to Federal Communications Commission ("FCC") rules and regulations. On December 13, 1996, the Company voluntarily ceased shipments of its V-Link products pending receipt of final marketing approval from the FCC to sell V-Link, which the Company had inadvertently not obtained prior to commencing V-Link sales. While the Company did obtain such approval, the Company was required to pay a $31,000 fine to the FCC as a result of its failure to obtain FCC marketing approval and take certain other remedial steps to help ensure that the Company meets its FCC obligations in the future. There can be no assurance that the Company may not be required to obtain government approval for other products in the future, that such approval can be obtained, or that seeking such approvals will not result in delays in product introductions.

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

                                                                                PRICE RANGE OF
                                                                                 COMMON STOCK
                                                                           ------------------------
                                                                           LOW       HIGH     CLOSE
                                                                           ----      ----     -----
Fiscal year 1997:
  First quarter (through March 14, 1997)................................   $4 5/8    $7 3/16  $5 7/16
Fiscal year 1996:
  First Quarter.........................................................    6        10 1/4    9 3/8
  Second Quarter........................................................    9 1/8    16 7/8   14 3/4
  Third Quarter.........................................................    9 3/8    15 3/8   14 1/4
  Fourth Quarter........................................................    5 5/8    15        6 7/16
Fiscal year 1995:
  Second Quarter (from June 7, 1995)....................................    5         5 1/4    5
  Third Quarter.........................................................    5         6 1/4    5 7/8
  Fourth Quarter........................................................    5 3/4     6 5/8    6 5/8

  On March 14, 1997, the last sale price for the Common Stock reported on the Nasdaq National Market was $5 7/16 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


        The following selected statement of operations data for each of the five years in the period ended December 31, 1996 are derived from financial statements of the Company.

                                     YEAR ENDED DECEMBER 31,                    PERIOD FROM
                             -------------------------------------------     SEPTEMBER 14, 1992
                                                                            (INCEPTION) THROUGH
                                1996      1995        1994        1993       DECEMBER 31, 1992
                             --------    -------    --------    --------    -------------------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
DATA:
  Net sales................  $ 69,699    $55,673    $ 36,379    $ 25,931          $   --
  Operating income
   (loss)..................   (11,688)     4,989     (19,920)    (20,472)           (674)
  Net income (loss)........   (12,571)     3,478     (21,927)    (20,964)           (672)
  Pro forma net loss per
   share(1)(2).............        --         --    $  (5.08)         --              --
  Net income (loss) per
   share(1)(2).............     (0.91)   $  0.41          --          --
  Shares used in comput-
   ing pro forma net
   loss per share(1).......        --         --       4,319          --              --
  Shares used in comput-
   ing net income (loss)
    per share(1)...........    13,890      8,534          --          --              --
 BALANCE SHEET DATA:
  Cash and cash equiva-
   lents(3)................  $  1,572    $ 2,987    $  2,558    $  2,462          $    6
  Working capital..........    25,934     25,671       5,083       8,529            (438)
  Total assets.............    61,451     48,870      29,657      29,591             725
  Redeemable convertible
   preferred stock.........        --         --      49,339      30,469              --
  Total shareholders'
   equity (deficit)........  $ 30,065    $28,584    $(42,570)   $(21,028)            (79)

------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. The loss per share data in 1993 and 1992 is not presented as the periods were prior to the Company's initial public offering.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statement of operations for the years ended December 31, 1996, 1995 and 1994, and the relevant percentage of net sales represented by certain income and expense items:

                                                  YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------
                                   1996               1995                  1994
                             ------------------   ----------------   -------------------
                              AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT
                             --------   -------   -------  -------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Net sales.................   $ 69,699    100.0%   $55,673   100.0%   $ 36,379     100.0%
Cost of sales.............     42,624     61.2     26,623    47.8      25,012      68.8
                             --------   ------    -------  ------    --------     -----
Gross profit..............     27,075     38.8     29,050    52.2      11,367      31.2
Operating expenses
 Marketing, advertising
  & promotion.........     13,192     18.9      6,423    11.5      11,013      30.3
 Selling, distribution
  & administrative....     25,571     36.7     17,638    31.7      20,274      55.7
                             --------   ------    -------  ------    --------     -----
Total operating
   expenses.............       38,763     55.6     24,061    43.2      31,287      86.0
                             ========   ======    =======  ======    ========     =====
Operating income (loss).      (11,688)   (16.8)     4,989     9.0     (19,920)    (54.8)
Interest income........           264      0.4         69     0.1         129       0.4
Interest expense.......      $ (1,039)    (1.5)    (1,321)   (2.4)       (785)     (2.2)
Other expense, net.....      $   (108)    (0.1)       (74)   (0.1)     (1,351)     (3.7)
                             --------   ------    -------  ------    --------     -----
Income (loss) before
 provision of income
 taxes.................      $(12,571)   (18.0)     3,633     6.5     (21,927)    (60.3)
Provision for income
 taxes.................      $     --       --        185     0.3          --        --
                             --------   ------    -------  ------    --------     -----
  Net income (loss)....      $(12,571)   (18.0)%  $ 3,478     6.2%   $(21,927)    (60.3)%
                             ========   ======    =======  ======    ========     =====

     The Company's unanticipated fourth quarter loss was principally the result of a revenue shortfall from the Company's V-Link product line and the failure of
                                          ------
the Company's customers to place reorders for the Company's other products after the Thanksgiving holiday. The Company began shipments of the V-Link products in
                                                             ------
mid-November, 1997, and indications were that the product would be well received. In particular, after the Company had sponsored an MTV program featuring V-Link in October, the Company received more calls to its 800 number
          ------
inquiring about the product and where consumers could purchase it than it had received for any of its prior products. The Company had also received support from its retail customers regarding the product and its potential for the Christmas season. The Company therefore believed that the V-Link product line
                                                          ------
would be in great demand at retail and the Company would receive additional orders from customers for pre-Christmas sales and restocking orders for the beginning of 1997. The Company's expectations for V-Link are reflected in the
                                                  ------
Company's aggressive manufacture of the V-Link product. The unexpected sales
                                        ------
shortfall relative to expectations is reflected in the Company's year-end inventory levels.

     At the time it began shipment of V-Link to retailers, the Company was not
                                      ------
aware of the requirement that V-Link receive formal FCC approval prior to
                              ------
shipment, in part because of the mistaken belief that verification by an independent testing lab (which the Company had obtained) was sufficient to permit the Company to begin shipments to its vendors. The Company in turn did not anticipate that it would have to cease shipment of V-Link at any time in
                                                       ------
December. The Company only became aware of that requirement in response to a reporter's inquiry of the Company on or about December 11, which formed the basis of an article published in the San Francisco Chronicle on December 12.
                                     -----------------------
The Company voluntarily ceased shipping V-Link products on December 13, pending
                                        ------
resolution of all issues with the FCC. The Company resumed shipment on December 18, after having reached an agreement with the FCC and obtained formal FCC certification. Nevertheless, actual demand for V-Link fell far short of the
                                               ------
Company's expectations. In addition to weak demand, the announcement of the stop-ship may also have caused many retailers to avoid placing new or restocking orders.

     The Company also did not anticipate that it would not obtain reorders of its other products. The Company had strong sales in the third quarter, which did not include the Company's V-Link product. The Company therefore believed the
                          ------
Company's non V-Link products would be available at retail and would begin to
              ------
sell through in advance of the Thanksgiving holiday weekend from November 28 to December 1, 1997. (The Thanksgiving weekend traditionally marks the start of the busy pre-Christmas retail selling season). Sell-through data available to the Company in early November were consistent with this belief, as were recent trends indicating substantial increases in revenue from the comparable quarter in the prior year. However, the Company's customers did not place reorders in the quantities expected and sell-through data available in early December were less than expected. The Company believes this was a phenomenon experienced generally by the toy industry. The effect of this was exacerbated by retailers' increased reliance on just-in-time inventory practices which shifts risk of weak sales substantially to the manufacturer, which must produce inventory prior to actual sales results.

     The Company expects its business will remain highly seasonal, and difficult to predict.

NET SALES

     The Company's worldwide net sales were $69.7 million in 1996, $55.7 million in 1995 and $36.4 million in 1994. Products introduced in 1994 accounted for 9%, 35% and 38% of worldwide sales in 1996, 1995 and 1994, respectively. Products introduced in 1995 accounted for 35% and 45% of worldwide sales in 1996 and 1995, respectively. Products introduced in 1996 accounted for 54% of the Company's worldwide sales in 1996. In 1996, net sales of products introduced in 1996 were $37.8 million, and sales of products introduced before 1996 declined from $55.7 million in 1995 to $31.9 million. In 1995, net sales of products introduced in 1995 were $25.1 million and sales of products introduced before 1995 declined from $36.4 million in 1994 to $30.6 million. The Company expects that newly introduced products will continue to account for a significant percentage of sales in the year they are introduced as the result both of expanding sales and the decline in sales of earlier products due to the relatively short life cycles of many products in the toy industry.

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

     The Company recognizes revenue upon shipment of product and computes net sales by concurrently deducting a provision for sales returns and allowances, including allowances for defective returns, price protection, mark downs, stock balancing and other returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company's product mix, defective product allowances or other sales allowances.

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

COST OF SALES

     Cost of sales were approximately $42.6 million, $26.6 million and $25.0 million in 1996, 1995 and 1994, respectively. Cost of sales were approximately 61% and 48% of net sales in 1996 and 1995, respectively. The increase in cost of sales in absolute dollars in 1996 was $16.0 million. The increase in cost of sales in 1996, in absolute dollars, was the result of increased sales volume ($14.2 million), an increase in inventory write-downs, primarily as a result of lower than expected sales in the fourth quarter of 1996 ($2.3 million), and an increase in other costs of sales ($463,000) offset by lower product costs ($1.0 million). In addition to the foregoing, the increase in cost of sales as a percentage of sales in 1996 from 1995 was also due to an increase in the provision for sales returns and allowances in relation to sales as a result of lower than expected retail sales in the fourth quarter, reduced selling prices, and a higher percentage of international sales, which have lower associated gross margins as a result of product prices which are lower than domestic prices due to lower operating expenses and competitive factors.

     The increase in cost of sales in 1995 from 1994 was the result of increased volume ($7.7 million), offset by lower product costs ($516,000), a decrease in inventory write-downs ($4.8 million) and a decrease in other costs of sales ($719,000).

also due to a decrease in sales returns and allowances reserves in relation to sales ($3.2 million).

FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1996, the Company recorded write downs of inventory of $2.9 million and recorded additional sales returns and allowance reserves of $2.3 million as a result of less than expected sales in the quarter

OPERATING EXPENSES

                                                       YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                        1996                   1995                     1994
                                  ------------------     --------------------     ------------------
                                  AMOUNT     PERCENT     AMOUNT       PERCENT     AMOUNT     PERCENT
                                  ------     -------     ------       -------     ------     -------
                                                        (DOLLARS IN THOUSANDS)
Marketing, advertising &
 promotion...................     $13,192     18.9%       $ 6,423      11.5%      $11,013     30.3%
Selling, distribution &
 administrative..............      25,571     36.7         17,638      31.7        20,274     55.7
                                  -------     ----        -------      -----      -------     ----
Total operating expenses.....     $38,763     55.6%       $24,061      43.2%      $31,287     86.0%

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

SELLING, DISTRIBUTION AND ADMINISTRATIVE.

     Selling, distribution and administrative expenses increased $7.9 million in 1996 from 1995 to a total of $25.6 million, and increased as a percentage of sales to 37% from 32% for the comparable periods. The increase in absolute dollars resulted from higher variable expenses associated with higher sales volume, including an increase of $319,000 for outbound freight, $1.5 million for royalty expense, and $356,000 for customer service and distribution, in addition to higher costs required to support expected higher sales volumes, including increases of $669,000 for operations support, $1.8 million for product development, $1.3 million for sales expense, and $1.4 million for general and administrative expenses. The increase as a percentage of sales was due to higher fixed expenses incurred in anticipation of greater sales volume in the fourth quarter of 1996 than occurred, offset in part by the Company's ongoing efforts to maintain low fixed expenses. Selling, distribution and administrative expenses decreased $2.6 million in 1995 from 1994, and decreased as a percentage of net sales to 32% in 1995 from 56% in 1994. This decrease resulted from reduced headcount in operations support of approximately $300,000 and product development of approximately $500,000, and from significantly reduced spending in operations support of approximately $442,000, product development of approximately $1.6 million, and general and administrative expense of approximately $668,000. These decreases were partially offset by higher royalty expense of approximately $1.3 million associated with the increase in revenue.

INTEREST EXPENSE

     The following table shows interest expense and interest income for the applicable periods:

                                            YEARS ENDED DECEMBER 31,
                                --------------------------------------------------
                                     1996             1995              1994
                                ---------------   ---------------   ---------------
                                AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                                ------  -------   ------  -------   ------  -------
                                               (DOLLARS IN THOUSANDS)
Interest income..............   $   264    0.4%   $    69    0.1%   $ 129      0.4%
Interest expense.............   $(1,039)  (1.5)%  $(1,321)  (2.4)%  $(785)    (2.2)%


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

     The following table shows the net sales of the Company for each of the past twelve quarters:

NET SALES BY QUARTER

                                            YEARS ENDED DECEMBER 31,
                                --------------------------------------------------
                                     1996             1995              1994
                                ---------------   ---------------   ---------------
                                AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                                ------  -------   ------  -------   ------  -------
                                               (DOLLARS IN THOUSANDS)
March 31.....................   $  8.9      13%    $ 5.7     10%     $ 2.3      6%
June 30......................     11.6      17       4.7      9        4.5     12
September 30.................     29.6      42      18.6     33       16.3     45
December 31..................     19.6      28      26.7     48       13.3     37
                                 -----   -----     -----    ---      -----    ---
 Total.......................    $69.7     100%    $55.7    100%     $36.4    100%
                                 =====   =====     =====    ===      =====    ===

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

     In addition, most of the Company's most significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. The Company may also be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail prior to Christmas; these may include drop-shipment expense and higher advertising allowances which would otherwise be borne by the Company's customers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of approximately $1.6 million, a decrease of $1.4 from approximately $3.0 million at December 31, 1995. This decrease in cash and cash equivalents was due to $16.2 million used in operating activities and $3.6 million used in investing activities, offset in part by $18.4 million provided by financing activities.

     Cash used in operating activities was primarily the result of the Company's net loss of $12.6 million, an increase in inventory of $15.2 million, and an increase in prepaid expenses and other current assets of $3.1 million, offset in part by an increase in accounts payable of $7.1 million, and decreases in accounts receivable of $4.3 million, depreciation and amortization of $2.5 million, and advertising expenses funded by inventory of $1.0 million.

     Cash used in investing activities was primarily for the acquisition of tooling and other equipment of $3.5 million.

     Cash provided by financing activities was due primarily to the proceeds from the issuance of common stock and common warrants of $13.0 million, net proceeds from loans payable of $6.6 million and proceeds from stockholders' notes receivable of $842,000, offset in part by principal payments on convertible notes payable of $2.0 million.

     Since its inception, the Company's internally generated cash flow has not been sufficient to finance trade receivables, inventory, capital equipment requirements and new product development, or to support operations. The Company has met its capital requirements to date primarily through the initial public offering of the Company, which generated net proceeds to the Company of approximately $10.9 million, the exercise of IPO Warrants which generated approximately $19.7 million, the private sales of approximately $50.0 million of equity securities, borrowings of $2.0 million of long-term convertible subordinated notes (now repaid), borrowings under short term loans from certain stockholders, borrowings under bank loans guaranteed by shareholders, borrowings under a factoring agreement with a group of banks, borrowings under a Loan and Security Agreement with Congress Financial Corporation (Western), and borrowings under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995, as amended (the "ARM Agreement"). In addition, in the first quarter of 1997, the Company raised net proceeds of approximately $9.5 million from the sale of convertible debentures, preferred stock and warrants.

     To meet seasonal working capital requirements during the balance of 1997, the Company anticipates borrowing substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the

ARM Agreement. A monthly quick ratio of 1:1 is required under the Loan and Security Agreement. The ratio at December 31, 1996 was .99:1 and the Copmpany obtained a waiver through March 31, 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1996, the Company has been in compliance with this requirement. A ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a rolling four quarter basis is required under the Loan and Security Agreement. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1996, March 31, 1997, and June 30, 1997. The Company has obtained a waiver from BNY with regard to this covenant through December 31, 1997. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities. As of December 31, 1996, the Company had borrowings of $16.7 million under the ARM Agreement.

     Primarily as the result of less than anticipated revenues in the fourth quarter of 1996, the Company's inventory increased to $26.2 million on December 31, 1996 from $12.1 million on December 31, 1995. The Company believes that appropriate write-downs have been taken and that adequate reserves have been established in connection with this level of inventory. However, there can be no assurance that the Company will be able to market and sell the excess inventory at prices above its carrying value or that gross margins will not be affected by a reduction in its realizable value.

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

     Limited Operating History. The Company has a short operating history, having commenced operation in November 1992 and shipped its first product in July 1993. Future profitability is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

     History of Losses; Accumulated Deficit. The Company incurred operating
     --------------------------------------
losses of $21.0, $21.9 and $12.6 million for the years ended December 31, 1993, 1994, and 1996, respectively. In 1996, the Company had a net cash outflow of $1.4 million. As a result of losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

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

     Dependence on YES! Gear and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear and Power Penz brands. The Yes! Gear brand accounted for 55.0% and 60.7% of the Company's sales in 1995 and 1996, respectively. The Power Penz brand accounted for 3.1% and 22.0% of the Company's sales in 1995 and 1996 respectively. The Company expects YES! Gear, and in particular the Yak Bak, and the Power Penz product lines to continue to account for a substantial percentage of the Company's business, but there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels or such level as may be necessary to maintain its overall sales and revenues. In addition, the Company is aware that a number of toy manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of price.

     Just in Time Inventory; Compressed Sales Cycles. Most of the Company's most significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. The limited inventory carried by the Company's customers may also reduce or delay consumer sell-through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail prior to Christmas; these may include drop-shipment expense and higher advertising allowances which would otherwise be borne by the Company's customers. In the event that anticipated reorders do not materialize, the Company may incur increased inventory carrying costs.

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

     Price Protection; Stock Balancing; Reliance of Timely Payment. In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. Delays in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business. Delays or reductions in payment have, in the past, increased the Company's reliance on other sources of capital, including bank lines of credit, which has increased the Company's interest expense and, in the case of payment reductions, reduced profitability, or increased loss, by an amount equivalent to such reductions. Delays or reductions in payment in the future would have the same or similar effect.

     Seasonality. Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating results will vary significantly from quarter to quarter, particularly in the third and fourth quarters, when the majority of products are shipped, and the first quarter, when a disproportionate amount of receivables are collected and trade credits are negotiated. In addition, although indications of interest are provided by retailers early in the year for product shipments for the December holiday season, committed orders are not placed until later in the year and, even when placed, such orders generally are cancelable at any time without penalty. Accordingly, the Company generally must enter into tooling, manufacturing, media and advertising commitments prior to having firm orders. As a result, there can be no assurance that the Company can maintain sufficient flexibility with respect to its working capital needs or its ability to manufacture products and obtain supplies of raw materials, tools and components to be able to minimize the adverse effects of an unanticipated shortfall or increase in demand. Failure to accurately predict and respond to consumer demand may cause the Company to produce excess inventory which could materially adversely affect the

Company's operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet retail demand, which could adversely impact the Company's relations with its customers.

     Short Product Cycles. Consumer preferences in the toy industry are continuously changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new product lines to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition. Any or all products within the Yes! Gear and Power Penz categories, which categories account for a majority of the Company's overall product sales, will experience relatively short life cycles.

International Business Risk.

     The Company will rely in 1997 principally on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1994, 1995 and 1996 are 29%, 7% and 21%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. To date, substantially all of the Company's international sales have been denominated in US dollars and therefore the Company has not to date experiences any adverse impact from currency fluctuations. To the extent future sales are not denominated in U.S. dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

     Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if either Donald Kingsborough or Sol Kershner, the Company's Chief Executive Officer and Chief Financial Officer, respectively, is not active in the management of the Company and is not replaced within ninety (90) days with a suitable individual of comparable experience and capability. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

     Dependence on Key Personnel. The Company's future success will depend to a significant extent on the efforts of the key management personnel, including Donald D. Kingsborough, the Company's Chairman and Chief Executive Officer, and other key employees. The loss of one or more of these employees could have a material adverse effect on the Company's business. In addition, the Company believes that its future success wiwll depend in large part on its ability to attract and retain highly qualified management, operations and sales personnel. There can be no assurance that the Company will be able to attract and retain the employees it needs in order to ensure its success.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the YES! Entertainment Corporation are filed as a part of this report:

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.....................  F-1

Consolidated Balance Sheets at December 31, 1996 and December 31, 1995....  F-2

Consolidated Statements of Operations for the three years ended
  December 31, 1996.......................................................  F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 1996...........................................  F-4

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996.......................................................  F-5

Notes to Consolidated Financial Statements................................  F-7

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

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

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

Bower was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California.

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

     William Radin joined the Company in June 1993 as Senior Vice President, R&D, and was promoted to Executive Vice President, Operations in July 1994. From January 1990 to December 1992, he was Vice President and Managing Director of Galco, the Hong Kong division of Lewis Galoob Toys, Inc., a toy manufacturer, and from December 1992 to April 1993, he was Managing Director of Arco, Ltd., the Hong Kong division of Mattel, Inc., a toy manufacturer. From June 1983 to December 1990, Mr. Radin was Vice President and Managing Director for Tonka Kenner Parker Far East, a toy manufacturer.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

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

                                                                          PAGE
                                                                          ----
   Schedule II -- Valuation and Qualifying Accounts....................    S-1


     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

          (3) Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
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

10.9(1) Series B Stock Purchase Agreement dated as of January 27, 1993 by and among the Registrant and the Purchasers (as defined therein).


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
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

10.30(1)(3) Agreement dated as of January 31, 1994 between the Registrant and
            Liu Concept Designs & Associates.

10.31(1) Lease Agreement between the Registrant and Chawin Property, Inc., dated as of March 1, 1993, for the facility located at 3875 Hopyard
            Road, Pleasanton, California.

10.32(1) Lease Agreement between the Registrant and Lincoln Hayward VI, dated as of May 17, 1993, for the facility located at 1039-1055 Whipple
            Road, Hayward, California.

10.33(1) Guarantee Conversion Agreement dated as of March 31, 1995 by and among the Registrant and the Guarantors (as defined therein), as amended.


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
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


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
11.1(4)     Statement of computation of earnings per share.

21.1(1)     Subsidiaries of the Registrant.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

27.1(4)     Financial Data Schedule for the year ended December 31, 1996.

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

(4) Previously filed on the 10-K for the fiscal year ended December 31, 1996 with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pleasanton, State of California, on this 24th day of October 1997.

                                       YES! Entertainment Corporation

                                       By: /s/ Donald D. Kingsborough
                                           -----------------------------------
                                           Donald D. Kingsborough
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                        DATE
        ---------                      -----                        ----
/s/ DONALD D. KINGSBOROUGH  Chairman of the Board and Chief   October 24, 1997
--------------------------  Executive Officer (Principal
Donald D. Kingsborough      Executive Officer)

/s/ Mark C. Shepherd        Chief Financial Officer           October 24, 1997
--------------------------  (Principal Financial and
Mark C. Shepherd            Accounting Officer) and
                            Secretary

             *              Director                          October 24, 1997
--------------------------
David C. Costine

             *              Director                          October 24, 1997
--------------------------
Esmond T. Goei

             *              Director                          October 24, 1997
--------------------------
Michael J. Marocco

                            Director                          October 24, 1997
--------------------------
Anthony Miadich

*By: /s/ Donald D. Kingsborough
     --------------------------
     Donald D. Kingsborough,
     Attorney-in-Fact

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

                                                           /s/ ERNST & YOUNG LLP

February 26, 1997,
except as to Note 16,
as to which the date is
March 18, 1997

                        YES! ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                               -----------
                                                                              1996     1995
                                                                              ----     ----
                                    ASSETS
Current assets:
 Cash and cash equivalents...............................................   $ 1,572   $ 2,987
 Accounts receivable, net of allowance for doubtful accounts
  of $465 in 1996 and $432 in 1995.......................................    21,956    26,260
 Inventories.............................................................    26,194    12,050
 Prepaid royalties.......................................................     4,045     2,071
 Prepaid expenses........................................................     1,868     1,903
 Other current assets....................................................     1,671       560
                                                                            -------   -------
Total current assets.....................................................    57,306    45,831
Property and equipment, net..............................................     3,869     2,769
Intangibles and deposits, net............................................       276       270
                                                                            -------   -------
Total assets.............................................................   $61,451   $48,870
                                                                            =======   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Convertible notes payable...............................................   $    --   $ 2,000
 Loans payable...........................................................    16,712    10,125
 Accounts payable........................................................    12,565     5,484
 Accrued royalties.......................................................     1,018     1,267
 Accrued liabilities.....................................................       879     1,012
 Capital lease obligations due within one year...........................        16        87
 Income taxes payable....................................................       182       185
                                                                            -------   -------
Total current liabilities................................................    31,372    20,160
Capital lease obligations................................................        14        29
Other liabilities........................................................        --        97

Stockholders' equity:
 Undesignated preferred stock, $0.001 par value:
  Authorized shares--2,000,000 at December 31, 1996 and 1995.............
  Issued and outstanding shares--none issued at December 31,
   1996 and 1995.........................................................        --        --
 Common stock, $0.001 par value:
  Authorized shares--48,000,000 at December 31, 1996
  Issued and outstanding shares--14,044,422 in 1996 and
   10,738,710 in 1995....................................................        14    69,511
 Additional paid-in capital..............................................    82,707        --
 Accumulated deficit.....................................................   (52,656)  (40,085)
 Less amounts receivable from stockholders...............................        --      (842)
                                                                            -------   -------
Total stockholders' equity...............................................    30,065    28,584
                                                                            -------   -------
Total liabilities and stockholders' equity...............................   $61,451   $48,870
                                                                            =======   =======

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                        1996       1995        1994
                                                                     ---------   ---------   ---------
Net sales......................................................      $ 69,699    $ 55,673    $ 36,379
Cost of sales..................................................        42,624      26,623      25,012
                                                                     --------    --------    --------
Gross profit...................................................        27,075      29,050      11,367
Operating expenses:
 Marketing, advertising, and promotion.........................        13,192       6,423      11,013
 Selling, distribution, and administrative.....................        25,571      17,638      20,274
                                                                     --------    --------    --------
Total operating expenses.......................................        38,763      24,061      31,287
                                                                     --------    --------    --------
Operating income (loss)........................................       (11,688)      4,989     (19,920)
Interest income................................................           264          69         129
Interest expense...............................................        (1,039)     (1,321)       (785)
Other expense, net.............................................          (108)        (74)     (1,351)
                                                                     --------    --------    --------
Income (loss) before provision for income taxes................       (12,571)      3,663     (21,927)
Provision for income taxes.....................................            --         185          --
                                                                     --------    --------    --------
Net income (loss)..............................................      $(12,571)   $  3,478    $(21,927)
                                                                     ========    ========    ========
Net income (loss) per share....................................      $  (0.91)   $   0.41    $     --
                                                                     ========    ========    ========
Shares used in computing net income (loss) per share...........        13,890       8,534          --
                                                                     ========    ========    ========
Pro forma net loss per share...................................                              $  (5.08)
                                                                                             ========
Shares used in computing pro forma net loss per
share..........................................................                                 4,319
                                                                                             ========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                 SERIES A                                                               NOTES AND
                                CONVERTIBLE                                                              AMOUNTS         TOTAL
                              PREFERRED STOCK        COMMON STOCK        ADDITIONAL                     RECEIVABLE    STOCKHOLDERS'
                             ----------------     -----------------       PAID-IN       ACCUMULATED        FROM          EQUITY
                             SHARES    AMOUNT     SHARES     AMOUNT       CAPITAL         DEFICIT      STOCKHOLDERS     (DEFICIT)
                             ------    ------     ------     ------      ---------      -----------    ------------   -------------

Balance at December 31,
 1993......................   1,800   $ 594         380   $     57     $                $(21,636)        $ (43)        $(21,028)
Repurchase of common
 stock.....................      --      --  (1)     --         --          --                --            --               --
Common stock issued for
 services..................      --      --          21        342          --                --            --              342
Repayment of notes
 receivable................      --      --          --         --          --                --            43               43
Net loss...................      --      --          --         --          --           (21,927)           --          (21,927)
                              -----   -----      ------   --------     -------          --------         -----         --------
Balance at December 31,
 1994......................   1,800     594         400        399          --           (43,563)           --          (42,570)
Exercise of stock
 options...................      --      --          19         33          --                --            --               33
Issuance of common
 stock.....................      --      --       3,196     12,015          --                --            --           12,015
Issuance of common
 stock warrants............      --      --          --        320          --                --            --              320
Exercise of common
 stock warrants............      --      --       1,703      6,812          --                --          (842)           5,970
Conversion of Series A
 convertible preferred
 stock to common stock.....  (1,800)   (594)        120        594          --                --            --               --
Conversion of
 redeemable convertible
 preferred stock to
 common stock..............      --      --       5,301     49,338          --                --            --           49,338
Net income.................      --      --          --         --          --             3,478            --            3,478
                              -----   -----      ------   --------     -------          --------         -----         --------
Balance at December 31,
 1995......................      --      --      10,739     69,511          --           (40,085)         (842)          28,584
Reincorporation in the
 state of Delaware.........      --      --          --    (69,500)     69,500                --            --               --
Exercise of stock
 options...................      --      --          47         --         160                --            --              160
Exercise of common
 stock warrants............      --      --       3,242          3      12,883                --            --           12,886
Issuance of common stock
 related to Company's
 401(k) plan...............      --      --          16         --         164                --            --              164
Payments of stockholder
 notes receivable..........      --      --          --         --          --                --           842              842
Net loss...................      --      --          --         --          --           (12,571)           --          (12,571)
                              -----   -----      ------   --------     -------          --------         -----         --------
Balance at December 31,
 1996......................      --   $  --      14,044   $     14     $82,707          $(52,656)        $  --         $ 30,065
                              =====   =====      ======   ========     =======          ========         =====         ========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                    YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                   1996       1995     1994
                                                                  ------     ------    ------
OPERATING ACTIVITIES
Net income (loss)....................................          $(12,571)  $  3,478   $(21,927)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation.......................................             2,370      2,127      2,078
  Amortization.......................................                87         56         59
  Advertising expense funded by issuance of
   redeemable preferred stock........................                --         --      2,741
  Advertising expenses funded by inventory...........             1,022        893         --
  Employer contribution to 401(k) plan funded with
   common stock......................................               164         --         --
  Changes in operating assets and liabilities:
    Accounts receivable..............................             4,304    (17,744)       467
    Inventories......................................           (15,166)       333     (4,673)
    Prepaid expenses and other current assets........            (3,050)    (4,320)         9
    Accounts payable.................................             7,081     (5,463)    (3,860)
    Accrued liabilities..............................              (382)       158       (364)
    Income taxes payable.............................                (3)        --         --
    Other long-term liabilities......................               (97)        58        (45)
                                                               --------   --------   --------
Net cash used in operating activities................           (16,241)   (20,424)   (25,515)
INVESTING ACTIVITIES
Acquisition of property and equipment................            (3,470)    (1,397)    (2,798)
Decrease (increase) in intangibles and deposits......               (93)        18        (21)
                                                               --------   --------   --------
Net cash used in investing activities................            (3,563)    (1,379)    (2,819)
FINANCING ACTIVITIES
Decrease (increase) in restricted cash...............                --      1,251      4,168
Principle payments on convertible notes payable......            (2,000)        --         --
Net proceeds from loans payable......................             6,587      4,121      7,403
Principal payments on capital lease obligations......               (86)       (77)       (54)
Proceeds from bridge loans...........................                --         --      2,092
Proceeds from issuance of redeemable convertible
 preferred stock, net of issuance costs..............                --         --     14,778
Proceeds from issuance of common stock and common
 warrants, net of issuance costs.....................            13,046     16,937         --
Proceeds from stockholders' notes receivable.........               842         --         43
                                                               --------   --------   --------
Net cash provided by financing activities............            18,389     22,232     28,430
                                                               --------   --------   --------
Net increase (decrease) in cash and cash
 equivalents.........................................            (1,415)       429         96
Cash and cash equivalents at beginning at period.....             2,987      2,558      2,462
                                                               --------   --------   --------
Cash and cash equivalents at end of period...........          $  1,572   $  2,987   $  2,558
                                                               ========   ========   ========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (IN THOUSANDS)


                                                                  YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                  1996       1995     1994
                                                                 ------     ------    ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid........................................          $  1,105      1,404   $    685
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Series C and F redeemable convertible preferred
 stock issued in exchange for advertising............                --         --   $  2,000
Series F redeemable convertible preferred stock
 issued in exchange for bridge loans.................                --         --      2,092
Equipment acquired under capital lease financings....                --         --          7
Common stock issued in exchange for extinguishment
 of trade accounts payable...........................                --         --   $    342
Amounts receivable from stockholders upon exercise
 of warrants.........................................                --   $    842         --
Conversion of notes payable into common stock........                --   $  1,400         --


                            See accompanying notes.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                                   DECEMBER 31,
                                                               ------------------
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

                                                                                          DECEMBER 31,
                                                                                     1996            1995
                                                                                    -------         ------
                                                                                        (IN THOUSANDS)
Equipment.........................................................................  $ 1,766         $1,373
Tooling...........................................................................    6,169          3,763
Furniture and fixtures............................................................    2,113          1,467
Leasehold improvements............................................................      332            376
Film..............................................................................      412            356
Software..........................................................................      479            466
                                                                                    -------         ------
                                                                                     11,271          7,801
Accumulated depreciation..........................................................    7,402          5,032
                                                                                    -------         ------
                                                                                    $ 3,869         $2,769
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

     The Company's sales to significant customers as a percent of net sales were as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                 -----------------------
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

     The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) to income (loss) before taxes as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                           1996       1995     1994
                                                          ------     ------   ------
Income tax (benefit) computed at the federal
 statutory rate..................................         $(4,274)  $ 1,294   $(7,674)
State taxes......................................              --        25        --
Foreign taxes....................................              --        50        --
Temporary differences and net operating losses
 with no current tax benefit (benefited).........           4,274    (1,184)    7,674
                                                          -------   -------   -------
Provision for income taxes.......................         $    --   $   185   $    --
                                                          =======   =======   =======


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                                ----------------
                                                                                 1996      1995
                                                                                -------   -------
Deferred tax assets:
 Allowance for returns.......................................................  $ 1,807     $  772
 Capitalized research and development........................................    2,505      2,526
 Net operating loss carryforwards............................................   13,453      9,517
 Reserves and accrued expenses...............................................    1,846      2,312
                                                                               -------     ------
Total deferred tax assets....................................................   19,611     15,127
Valuation allowance..........................................................  (19,611)   (15,127)
                                                                               -------   --------
Net deferred tax assets......................................................  $    --   $     --
                                                                               =======   ========

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

     In addition to the warrants described above, the Company periodically outstanding to purchase common stock at December 31, 1996:

       NUMBER OF       PRICE PER   EXPIRATION
        SHARES          SHARE         DATE
       ---------       ---------   ----------
         37,252         $16.32     November 1998
         35,990         $12.60     December 1998
        348,729         $15.30     July 1998
        217,265         $16.32     February 1999
        454,852         $ 7.50     August 1999

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


     Stock option activity under the 1992 Plan and 1995 Plan was as follows:
(in thousands, except per share data)

                                                                OPTIONS OUTSTANDING
                                                               ----------------------
                                                                            WEIGHTED
                                                AVAILABLE        NUMBER      AVERAGE
                                                   FOR            OF        PRICE PER
                                                  GRANT         SHARES        SHARE
                                                ---------      --------     ---------
Balance at December 31, 1993......                     87        129        $ 1.71
  Granted.........................                    (67)        67        $ 2.25
  Canceled........................                     40        (40)       $ 1.90
                                                    -----      -----
Balance at December 31, 1994......                     60        156        $ 1.90
  Options authorized..............                  1,404                   $   --
  Granted.........................                 (1,243)     1,243        $ 4.86
  Exercised.......................                     --        (19)       $ 1.84
  Canceled........................                     71        (71)       $ 2.02
                                                    -----      -----
Balance at December 31, 1995......                    292      1,309        $ 4.70
  Options authorized..............                  1,500         --        $   --
  Granted.........................                 (1,218)     1,218        $13.07
  Exercised.......................                     --        (47)       $ 3.40
  Canceled........................                     64        (64)       $ 6.45
                                                   ------      -----
Balance at December 31, 1996......                    638      2,416        $ 9.11
                                                   ======      =====

     At December 31, 1996 and 1995, approximately 554,000 and 175,000 options, respectively, were exercisable under the plans.

     At December 31, 1996, options outstanding were as follows:

                                                                         OPTIONS
                                                                        OUTSTANDING                     OPTIONS EXERCISABLE
                                                                        -----------                  ------------------------
                                                            NUMBER        WEIGHTED                     NUMBER
                                                          OUTSTANDING      AVERAGE     WEIGHTED      EXERCISABLE     WEIGHTED
                                                             AS OF        REMAINING    AVERAGE         AS OF         AVERAGE
                                                          DECEMBER 31,   CONTRACTUAL   EXERCISE      DECEMBER 31,    EXERCISE
EXERCISE PRICES                                              1996           LIFE         PRICE          1996           PRICE
---------------                                             ------       ----------    --------      -----------     --------
$ 1.50 -- 2.25...........................................    193,295          7.82      $ 2.17          174,331        $ 2.17
  5.25 -- 6.50...........................................  1,022,772          8.71        5.58          373,945          5.78
  7.50 -- 10.69..........................................    185,100          9.56       10.49               26          9.13
 11.13 -- 13.88..........................................  1,014,512          9.78       13.70            5,884         11.98
                                                           ---------          ----       -----          -------         -----
$ 1.50 -- $13.88.........................................  2,415,679          9.15       $9.09          554,186         $4.71

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

     Had compensation costs for the Company's stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                         ------       ------
 Pro forma net income (loss)........................ $(13,477,000) $3,314,000
 Pro forma earnings (loss) per share................ $      (0.97) $     0.39

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

Common Stock Reserved for Future Issuance

     Authorized shares of common stock reserved, are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
 Stock option plans, including the 1992 Stock Option Plan, the
  1995 Stock Option Plan, and the 1995 Director Option Plans.....     3,054
 Issued and outstanding warrants.................................     1,354
 Undesignated preferred stock....................................     2,000
                                                                      -----
 Total common stock reserved for future issuance.................     6,408
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

     The Company's geographic sales as a percent of net product sales were as follows:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1996      1995     1994
                                                                ----      ----     ----
  United States................................................  79%       93%      71%
  Export:
   Europe......................................................   3         2       17
   Far East....................................................  11         2        4
   Other.......................................................   7         3        8
                                                                ----      ----     ----
                                                                100%      100%     100%
                                                                ====      ====     ====

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

                                                                     SCHEDULE II

                        YES! ENTERTAINMENT CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                         BALANCE AT     CHARGED TO
                                        BEGINNING OF     COSTS AND                      BALANCE AT
                                           PERIOD        EXPENSES      DEDUCTIONS      END OF PERIOD
                                           ------        --------      ----------      -------------
Year ended December 31, 1994:
 Allowance for doubtful accounts......     $  140        $   140         $    21           $  259
 Allowance for sales returns
  and allowances......................      6,877          8,844           8,063            7,658
                                           ------        -------         -------           ------
                                            7,017          8,984           8,084            7,917
                                           ======        =======         =======           ======
Year ended December 31, 1995:
 Allowance for doubtful accounts......        259            232              59              432
 Allowance for sales returns
  and allowances......................      7,658          6,523          11,575            2,606
                                           ------        -------         -------           ------
                                            7,917          6,755          11,634            3,038
                                           ------        -------         -------           ------
Year ended December 31, 1996:
Allowance for doubtful accounts.......        432            192             159              465
Allowance for sales returns
 and allowances.......................      2,606          9,939           7,365            5,180
                                           ------        -------         -------           ------
                                           $3,038        $10,131         $ 7,524           $5,645
                                           ======        =======         =======           ======