Form 10-Q/A
period 1997-03-31
YES ENTERTAINMENT CORP
filed 1997-10-24
CIK 943747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

 [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the quarterly period ended March 31, 1997

                                        OR

 [   ]    Transition Report pursuant to Section 13 of 15 (d) of the
          Securities Exchange Act of 1934.

          For the transition period from        to       .
                                         -------   ------

                        Commission File Number 0-25916


                        YES! ENTERTAINMENT CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                              94-3165290
                --------                              ----------
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

                               Yes  X    NO
                                   ----     ----

As of May 8, 1997 there were 14,276,377 shares of the registrant's common stock outstanding.

                        YES! ENTERTAINMENT CORPORATION

                                  FORM 10-Q/A

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS
                                                                          ENDED
                                                              -----------------------------
                                                               March 31,         March 31,
                                                                 1997              1996
                                                              -----------       -----------
Net sales                                                      $    9,042       $     8,935
Cost of sales                                                       5,325             4,305
Gross profit                                                        3,717             4,630
                                                              -----------       -----------

Operating expenses:
    Marketing, advertising and promotion                              880               694
    Selling, distribution and administrative                        6,118             4,873
Total operating expenses                                            6,998             5,567
                                                              -----------       -----------

Operating loss                                                     (3,281)             (937)

Interest income                                                        13               107
Interest expense                                                     (657)             (203)
Other expense, net                                                    (52)              (81)
                                                              -----------       -----------

Net loss before income tax benefit                                 (3,977)           (1,114)
Income tax benefit                                                   (795)             (223)
                                                              -----------       -----------
Net loss                                                           (3,182)      $      (891)
                                                                                ===========
Non-cash dividends related to discount on preferred stock          (1,550)
                                                              -----------
Net loss applicable to common stockholders                    $    (4,732)
                                                              ===========

Net loss per share applicable to common stockholders          $     (0.34)
                                                              ===========
Net loss per share                                                              $     (0.07)
                                                                                ===========

Shares used in computing net loss per share                        14,044            13,527
                                                              ===========       ===========


                            See Accompanying Notes.
                            ----------------------

                                       YES! ENTERTAINMENT CORPORATION
                                         CONSOLIDATED BALANCE SHEETS

                                               (IN THOUSANDS)

                                                                   MARCH 31, 1997         DECEMBER 31, 1996
                                                                    (Unaudited)
                        ASSETS
                        ------
 Current assets:
     Cash and cash equivalents                                           $    567                   $  1,572
     Accounts receivable, net                                               8,783                     21,956
     Inventories                                                           26,166                     26,194
     Prepaid royalties                                                      4,113                      4,045
     Prepaid expenses                                                       1,790                      1,868
     Other current assets                                                   2,901                      1,671

Total current assets                                                       44,320                     57,306
Property and equipment, net                                                 3,959                      3,869
Intangibles and deposits, net                                                 227                        276
Total assets                                                             $ 48,506                   $ 61,451
                                                                   ==============             ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
     Loans payable                                                          6,252                     16,712
     Accounts payable                                                       3,994                     12,565
     Accrued royalties                                                        658                      1,018
     Accrued liabilities                                                      802                        879
     Capital lease obligations  due within one year                            16                         16
     Income taxes payable                                                       -                        182
                                                                   --------------              -------------
Total current liabilities                                                  11,722                     31,372
Capital lease obligations                                                      10                         14
Convertible debentures                                                      1,635                          -
Other liabilities                                                               3                          -

Redeemable convertible preferred stock                                      8,886                          -
Stockholders' equity:
     Undesignated preferred stock                                               -                          -
     Common stock                                                              14                         14
     Additional paid-in capital                                            83,625                     82,707
     Accumulated deficit                                                  (57,389)                   (52,656)
                                                                   --------------              -------------
Total stockholders' equity                                                 26,250                     30,065
                                                                   --------------              -------------
Total liabilities and stockholders' equity                               $ 48,506                   $ 61,451
                                                                   ==============              =============

* Derived from audited consolidated financial statements

                            See accompanying notes.
                            ----------------------

                                        YES! ENTERTAINMENT CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                  -----------------------------------
                                                                   MARCH 31, 1997     MARCH 31, 1996
                                                                  ---------------     ---------------
OPERATING ACTIVITIES
Net loss                                                          $       (3,182)     $         (891)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depreciation and amortization                                        719                 633
        Advertising expenses funded by inventory                              78                   -
        Debt discount and warrant amortization                               270                   -
        Accrued interest converted to convertible debt                        67                   -
        Employer contribution to 401(k) plan funded with
        common stock                                                          58                   -
        Changes in operating assets and liabilities:
                      Accounts receivable                                 13,173              13,811
                      Inventories                                             28              (3,669)
                      Prepaid expenses and other current assets           (1,297)             (2,000)
                      Accounts payable                                    (8,571)             (1,286)
                      Accrued liabilities                                   (458)             (1,240)
                      Income taxes payable                                  (182)                  -
                      Other long-term liabilities                              3                 (39)
                                                                  --------------      --------------
Net cash provided by operating activities                                    706               5,319

INVESTING ACTIVITIES
Acquisition of property and equipment                                       (801)             (1,096)
Decrease in intangibles and deposits                                          41                   -
                                                                  --------------      --------------
Net cash used in investing activities                                       (760)             (1,096)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                           1,500                   -
Principal payments on loans payable                                      (10,460)             (9,914)
Principal payments on capital lease obligations                               (4)                (21)
Proceeds from issuance of redeemable convertible preferred
     stock, net of issuance costs                                          8,014                   -
Proceeds from issuance of common stock, net of issuance costs                  -              12,943
Proceeds from shareholders' notes receivable                                   -                 842
                                                                  --------------      --------------
Net cash provided by (used in) financing activities                         (950)              3,850
                                                                  --------------      --------------

Net increase (decrease) in cash and cash equivalents                      (1,004)              8,073
Cash and cash equivalents at beginning of period                           1,572               2,987
Cash and cash equivalents at end of period                        $          567      $       11,060
                                                                  ==============      ==============

                            See accompanying notes.
                            ----------------------

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

2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                            MARCH 31,       DECEMBER 31,
                              1997              1996
                            ---------       ------------

Inventories
     Raw Materials           $ 2,780           $ 2,940
     Work-in-process           1,163               974
     Finished goods           22,223            22,280
                            --------        -------------
                             $26,166           $26,194
                            ========        =============

3.  SHAREHOLDER LAWSUITS

The Company is defending two shareholder lawsuits, as follows:

THE STATE SECURITIES CLASS ACTION
---------------------------------

A class action filed against the Company, Donald D. Kingsborough, Sol Kershner, and Bruce D. Bower in the California Superior Court for the County of Alameda on April 15, 1997 (Wang v. YES! Entertainment Corporation, et al.). The Wang
                ---------------------------------------------        ----
lawsuit is purportedly brought on behalf of purchasers of the Company's common stock between October 23, 1996, and December 12, 1996, inclusive. It challenges certain statements made by defendants regarding the expected release date of the V-Link product, as well as its impact on the Company's sales and profitability.
------
The Wang lawsuit alleges that these statements made by defendants violated
    ----
Corporations Code Sections 25400 and 25500, which provide a remedy to California residents against persons who make false or misleading statements while engaged in market activity; constituted unfair competition in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code Sections 1709-1711.

THE FEDERAL SECURITIES CLASS ACTION
-----------------------------------

A class action was filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of California on April 17, 1997: Harow v. YES! Entertainment Corporation. The Harow
                              ---------------------------------------      -----
lawsuit is governed by the Private Securities Litigation Reform Act of 1995, which imposes liability on persons who make false or misleading statements in connection with the sale or purchase of securities.

The lawsuits have been tendered to the applicable directors and officers insurance carriers who have responded with a reservation of rights pending a final determination of coverage. Directors and officers insurance coverage totals $5 million. The primary insurance policy has a $250,000 retention level. The Company believes that defense costs will be a minimum of $250,000, and will likely substantially exceed this amount.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend the lawsuits. Nevertheless, the Company believes that it will incur substantial time and expense to defend these lawsuits, and an adverse result in any of the lawsuits may have a material effect on the Company's operating results and financial condition. The actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company is not accruing reserves with respect to these lawsuits.


4.  CONVERTIBLE DEBENTURES AND PREFERRED STOCK.

During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $.001 per share for $100 per share to Infinity Investors Limited and Fairway Capital Limited for a total of $8,500,000.

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

RESULTS OF OPERATIONS
----------------------
(Dollars in thousands)                Three months ended
                                          March 31,
                                      ------------------
                                        1997      1996
                                      --------  --------
Net sales                             $ 9,042    $ 8,935
Cost of sales                           5,325      4,305
                                      -------    -------

Gross profit                            3,717      4,630
Gross profit %                             41%        52%

Operating expenses                      6,998      5,567
                                      -------    -------
Operating expense %                        77%        62%

Operating loss                         (3,281)      (937)

Interest and other expense, net          (696)      (177)
                                      -------    -------

Net loss before income tax benefit     (3,977)    (1,114)

Income tax benefit                       (795)      (223)
                                      -------    -------

Net loss                              $(3,182)   $  (891)
                                      =======    =======

Net Sales:

The Company's net sales for the first quarter of 1997 increased $107,000 or approximately 1% to $9.0 million from $8.9 million in the first quarter of 1996. International sales increased to 29% of sales in the first quarter of 1997 from 12% in the first quarter of 1996.

In the quarter ended March 31, 1997, sales of product introduced in 1997 were $1.0 million and sales of product introduced prior to 1997 were $8.0 million.

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


OPERATING EXPENSES:
(in thousands)                            Three months ended
                                               March 31,
                                          ------------------
                                            1997      1996
                                          --------  --------

Marketing, advertising & promotion        $  880      $  694

Selling, distribution & administrative     6,118       4,873
                                          --------  --------
Total operating expenses                  $6,998      $5,567

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

Selling, Distribution and Administrative.  Selling, distribution and
----------------------------------------
administrative expenses increased $1.2 million or approximately 26% to $6.1 million in the first quarter of 1997 from $4.9 million in the first quarter of 1996. The increase in absolute dollars resulted from higher royalty expenses due primarily to the mix of products sold in the quarter (approximately $192,000), higher amoritzation expense of approximately $116,000, and higher costs required to support expected higher sales volume, including a $103,000 increase in operations support, a $421,000 increase in product development, a $238,000 increases in sales expense and a $108,000 increase in general and administrative expenses.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:


(in thousands)              Three months ended
                                 March 31,
                            -------------------
                              1997       1996
                            --------   --------
Interest income              $  13      $  107
Interest expense              (657)       (203)

The increase in interest expense in the quarter ended March 31, 1997 as compared to the comparable period in 1996 is primarily the result of the non-cash interest expense incurred in the first quarter of 1997 in connection with the convertible debenture and preferred stock financing described under "Liquidity and Capital Resources." The decrease in interest income and a portion of the increase in interest expense are the result of the lower cash balances maintained by the Company and the higher bank borrowings during the quarter ended March 31, 1997 as compared to the comparable period in 1996.

INCOME TAX BENEFIT:

The following table shows income tax benefit for the applicable periods:


(in thousands)          Three months ended
                            March 31,
                        ------------------
                         1997        1996
                        ------      ------
Income tax benefit      $(795)        (223)

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


RECENT DEVELOPMENTS
-------------------

Shareholder Lawsuits
--------------------

Shareholder Lawsuits. See Note 3 to Notes to Financial Statements, Shareholder
--------------------                                               -----------
Lawsuits, above.
--------
                                      14.

BUSINESS FACTORS

Because of the variety and uncertainty of the factors affecting the Company's
-----------------------------------------------------------------------------
operating results, past financial performance and historic trends may not be a
------------------------------------------------------------------------------
reliable indicator of future performance. These factors, as well as other
-------------------------------------------------------------------------
factors affecting the Company's operating performance, and the fact that the
----------------------------------------------------------------------------
Company participates in a highly dynamic industry, may result in significant
----------------------------------------------------------------------------
volatility in the Company's common stock price. The Company's business is
-------------------------------------------------------------------------
subject to a number of risks and the Company's forward looking statements should
--------------------------------------------------------------------------------
be considered in light of the business factors set forth below.
--------------------------------------------------------------

Limited Operating History; Risk to Profitability. The Company has a short
------------------------------------------------
operating history, having commenced operations in November 1992 and shipped its first product in July 1993. Future profitability and the Company's ability to obtain future financing on favorable terms is dependent upon the Company's ability to successfully and timely introduce, finance and manufacture its new products, successfully market its existing products and collect trade receivables in a timely manner.

History of Losses, Accumulated Deficit. The Company incurred operating
--------------------------------------
losses of $21.0, $21.9 and $12.6 million for the years ended December 31, 1993, 1994, and 1996, respectively. In 1996 and for the quarter ended March 31, 1997, the Company had net cash outflows of $1.4 million and $950,000, respectively. At March 31, 1997, the Company had an accumulated deficit of approximately $57.4 million. As a result of losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

Dependence on 1997 Products; Increase in Fixed Expenses.  In 1997, the Company
-------------------------------------------------------
has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins Ice Cream Maker, Air Vectors,
                                    ------------------------------  -----------
YES! Extreme, and YES! PreSchool. In addition, the Company also expects to
------------      --------------
expand its existing product lines in 1997, particularly its YES! Gear and Power
                                                            ---------     -----
Penz line of products. Manufacturing of certain of these items in commercial
----
quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected. In addition, the Company has increased its fixed expenses in anticipation of higher sales volumes due in part to the Company's 1997 product lines. In the event higher sales are not achieved, this increase in fixed expenses could result in lower profitability or a net loss.

Dependence on YES! Gear and Power Penz. The majority of the Company's current
--------------------------------------
product lines are sold under the YES! Gear and Power Penz brands. The Yes! Gear
                                 ---------     ----------
brand accounted for 55% and 60.7% of the Company's sales in 1995 and 1996, respectively. The Power Penz brand accounted for 3.1% and 22.0% of the Company's sales in 1995 and 1996, respectively. The Company expects YES! Gear, and in particular the Yak Bak, and
                                  ---------                        -------
the Power Penz product lines to continue to account for a substantial
    ----------
percentage of the Company's business, but there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels or such level as may be necessary to maintain its overall sales and revenues. See
                                                                            ---
Short Product Cycles.  In addition, the Company is aware that a number of toy
--------------------
manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of
       ---------    ----------
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

Seasonality. Sales of toys traditionally have been highly seasonal, with a
-----------
majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating resutls will vary significantly from quarter to quarter, particularly in the third and fourth quarters, when the majority of products are shipped, and the first quarter, when a disproportionate amount of receivables are collected and trade credits are negotiated. In addition, although indications of interest are provided by retailers early in the year for product shipments for the December holiday season, committed orders are not placed until later in the year and, even when placed, such orders generally are cancelable at any time without penalty. Accordingly, the Company generally must enter into tooling, manufacturing, media and advertising commitments prior to having firm orders. As a result, there can be no assurance that the Company can maintain sufficient flexibility with respect to its working capital needs or its ability to manufacture products and obtain supplies of raw materials, tools and components to be able to minimize the adverse effects of an unanticipated shortfall or increase in demand.

Short Product Cycles. Consumer preferences in the toy industry are continuously
--------------------
changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new or existing product lines to achieve or sustain market acceptance can create excess inventory, reduce average selling prices and/or require that the Company provide retailers with financial incentives, any one or all of which results would have a material adverse effect on the Company's operating results and financial condition. Any or all products within the YES! Gear and Power Penz
                                                    ---------     ----------
categories, which categories account for a majority of the Company's overall product sales, will experience relatively short life cycles.

Litigation. The Company and certain of its current and former executive
----------
officers are defendants in certain shareholder lawsuits that have been filed in federal and California state court. These lawsuits seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. Nevertheless, the Company believes that it will incur substantial time and expense to defend these lawsuits, and an adverse result in any of the lawsuits may have a material adverse effect on the Company's operating results and financial condition.

International Business Risk.  The Company in 1997 will principally rely on
---------------------------
foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1994, 1995, 1996 and for the six months ended June 30, 1997 are 29%, 7%, 21% and 36%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. To date, substantially all of the Company's international sales have been denominated in U.S. dollars and therefore the Company has not to date experienced any adverse impact from currency fluctuations. To the extent future sales are not denominated in U.S. dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel.  The Company's future success will depend to a
---------------------------
significant extent on the efforts of the key management personnel, including Donald D. Kingsborough, the Company's Chairman and Chief Executive Officer, and other key employees. The loss of one or more of these employees could have a material adverse effect on the Company's business. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, operations and sales personnel. There can be no assurrance that the Company will be able to attract and retain the employees it needs to in order to ensure its success.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     See Part I of this Quarterly Report on Form 10-Q/A under the heading "Recent Developments -- Shareholder Lawsuits."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         11.1(1)  Statement Regarding Computation of Net Loss Per Share

         27.1(1)  Financial Data Schedule for the quarter ended March 31, 1997

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

(1) Previously filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                YES! Entertainment Corporation
                                                ------------------------------
                                                Registrant


Date  October 24, 1997                  /s/ Donald D. Kingsborough
      ----------------                  --------------------------
                                        Donald D. Kingsborough
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date  October 24, 1997                  /s/ Mark C. Shepherd
      ----------------                  --------------------
                                        Mark C. Shepherd
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)