Form 10-Q/A
period 1997-06-30
YES ENTERTAINMENT CORP
filed 1997-10-24
CIK 943747

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

     OR

 [   ]    Transition Report pursuant to Section 13 of 15 (d) of the
          Securities Exchange Act of 1934.

          For the transition period from            to           .
                                         ----------    ----------

                        Commission File Number 0-25916

                        YES! ENTERTAINMENT CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                         94-3165290
           --------                                         ----------
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

                         YES! ENTERTAINMENT CORPORATION

                                 FORM 10-Q/A

                                JUNE 30, 1996

                                    INDEX

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                     Consolidated Statements of Operations -
                         Three months and six months ended
                         June 30, 1997 and June 30, 1996                    3

                     Consolidated Balance Sheets -
                         June 30, 1997 and December 31, 1996                4

                     Consolidated Statements of Cash Flows -
                         Six months ended June 30, 1997
                         and June 30, 1996                                  5

                     Notes to Consolidated Financial Statements             6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          20

SIGNATURE PAGE                                                             21

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 -----------------------------         -----------------------------
                                                 JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                   1997               1996               1997               1996
                                                 --------           --------           --------           --------
Net sales                                        $ 12,616           $ 11,551           $ 21,657           $ 20,486
Cost of sales                                       7,615              6,887             12,940             11,192
                                                 --------           --------           --------           --------
Gross profit                                        5,001              4,664              8,717              9,294
                                                 --------           --------           --------           --------

Operating expenses:
    Marketing, advertising and promotion              559              1,473              1,439              2,167
    Selling, distribution and administrative        6,182              4,696             12,300              9,569
                                                 --------           --------           --------           --------
Total operating expenses                            6,741              6,169             13,739             11,736
                                                 --------           --------           --------           --------
Operating loss                                     (1,740)            (1,505)            (5,022)            (2,442)

Interest income                                        12                105                 25                212
Interest expense                                     (444)              (107)            (1,101)              (310)
Other expense, net                                    (14)               (11)               (66)               (92)
                                                 --------           --------           --------           --------

Net loss before provision for income taxes
 (income tax benefit)                              (2,186)            (1,518)            (6,164)            (2,632)
Provision for income taxes
 (income tax benefit)                                 179               (304)              (616)              (527)
                                                 --------           --------           --------           --------
Net loss                                           (2,365)          $ (1,214)            (5,548)          $ (2,105)
                                                                    ========                              ========
Non-cash dividends and discount
 on preferred stock                                (1,049)                               (2,600)
                                                 --------                              --------
Net loss applicable to
 common stockholders                             $ (3,414)                             $ (8,148)
                                                 ========                              ========

Net loss per share applicable
 to common stockholders                          $  (0.24)                             $  (0.58)
                                                 ========                              ========
Net loss per share                                                  $  (0.09)                             $  (0.15)
                                                                    ========                              ========

Shares used in computing
 net loss per share                                14,237             13,995             14,140             13,761
                                                 ========           ========           ========           ========

                            See accompanying notes.
                            ----------------------

                        YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                          JUNE 30,              DECEMBER 31,
                                                            1997                   1996*
                                                        ------------            ------------
                                                         (Unaudited)
                ASSETS
                ------
Current assets:
        Cash and cash equivalents                       $      1,302            $      1,572
        Accounts receivable, net                              11,307                  21,956
        Inventories                                           25,621                  26,194
        Prepaid royalties                                      4,457                   4,045
        Prepaid expenses                                       1,750                   1,868
        Other current assets                                   3,222                   1,671
                                                        ------------            ------------
Total current assets                                          47,659                  57,306
Property and equipment, net                                    4,319                   3,869
Intangibles and deposits, net                                    215                     276
                                                        ------------            ------------
Total assets                                            $     52,193            $     61,451
                                                        ============            ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
        Loans payable                                   $      8,164            $     16,712
        Accounts payable                                       7,061                  12,565
        Accrued royalties                                      1,529                   1,018
        Accrued liabilities                                      881                     879
        Capital lease obligations due within one year             17                      16
        Income taxes payable                                       -                     182
                                                        ------------            ------------
Total current liabilities                                     17,652                  31,372
Capital lease obligations                                          6                      14
Convertible debentures                                         1,778                       -
Other liabilities                                                 17                       -

Redeemable convertible preferred stock                         8,723                       -
Stockholders' equity:
        Undesignated preferred stock                               -                       -
        Common Stock                                              14                      14
        Additional paid-in capital                            84,807                  82,707
        Accumulated deficit                                  (60,804)                (52,656)
                                                        ------------            ------------
Total stockholders' equity                                    24,017                  30,065
                                                        ------------            ------------
Total liabilities and stockholders' equity              $     52,193            $     61,451
                                                        ============            ============

*Derived from audited consolidated financial statements

                            See accompanying notes.
                            ----------------------

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                -------------------------------------
                                                                  JUNE 30, 1997       JUNE 30, 1997
                                                                -------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $       (5,548)       $        (2,105)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
        Depreciation and amortization                                    1,494                  1,208
        Advertising expenses funded by inventory                           118                      -
        Debt discount and warrant amortization                             475                      -
        Accrued interest converted to convertible debt                      67                      -
        Employer contribution to 401(k) plan funded with
        common stock                                                       106                      -
        Changes in operating assets and liabilities:
                Accounts receivable                                     10,648                 13,554
                Inventories                                                573                 (4,383)
                Prepaid expenses and other current assets               (1,962)                (3,626)
                Other assets                                                 -                   (307)
                Accounts payable                                        (5,504)                (1,128)
                Accrued royalties and liabilities                          405                 (1,672)
                Income taxes payable                                      (182)                     -
                Other long-term liabilities                                 17                    (39)
                                                                --------------          -------------
Net cash provided by operating activities                                  707                  1,502

INVESTING ACTIVITIES
Acquisition of property and equipment                                   (1,928)                (1,709)
Decrease in intangibles and deposits                                        45                      -
                                                                --------------          -------------
Net cash used in investing activities                                   (1,883)                (1,709)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                         1,433                      -
Principal payments on loans payable                                     (8,548)               (10,125)
Principal payments on capital lease obligations                             (8)                   (43)
Proceeds from issuance of redeemable convertible preferred
   stock, net of issuance costs                                          8,027                      -
Proceeds from issuance of common stock, net of issuance costs                2                 13,770
                                                                --------------          -------------
Net cash provided by financing activities                                  906                  3,602
                                                                --------------          -------------
Net increase (decrease) in cash and cash equivalents                      (270)                 3,395
Cash and cash equivalents at beginning of period                         1,572                  2,987
                                                                --------------          -------------
Cash and cash equivalents at end of period                      $        1,302          $       6,382
                                                                ==============          =============


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
                                  =======             =======

3.   RECENT DEVELOPMENTS

     Restructured Financing
     ----------------------

     In July 1997, the Company entered into agreements with Infinity Investors Limited and Fairway Capital Limited, the institutional investors who purchased convertible debentures and Series A preferred stock in the first quarter of 1997, restructuring the terms of the prior agreements with respect to those securities. The transaction is deemed effective April 30, 1997.

     The new terms place significant restraints on the conversion into and sale of the common stock issuable upon conversion, including a prohibition on conversion until the earlier of November 1, 1997 or until the price of the Company's common stock exceeds $10 per share for twenty (20) consecutive trading days after August 1, 1997. The new terms also generally prohibit short sales. In addition, the conversion of the securities and sale of common stock is restricted to amounts that vary based upon the recent price and trading volume of the Company's common stock.

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

     Resignation of Director; Appointment of Executive Officer
     ---------------------------------------------------------

     In June 1997, Gary L. Nemetz voluntarily resigned as a director of the Company. In August 1997, the Board appointed Anthony J. Miadich to fill the vacancy created by Mr. Nemetz's resignation. In July 1997, the Company appointed Mike Bauer Executive Vice President, Sales.

4.   SHAREHOLDER LAWSUITS

     The Company is defending several shareholder lawsuits, as follows:

     THE STATE SECURITIES CLASS ACTIONS
     ----------------------------------

     Two class actions were filed against the Company, Donald D. Kingsborough, Sol Kershner, and Bruce D. Bower in the California Superior Court for the County of Alameda; Wang v. YES! Entertainment Corporation, et al., filed on
                        ---------------------------------------------
     April 15, 1997; and Miller v. YES! Entertainment Corporation et al., filed
                         ----------------------------------------------
     on July 3, 1997. In Miller, Gary L. Nemetz, a former director of the
                         ------
     Company, is also named as a defendant.

     The Wang lawsuit is purportedly brought on behalf of purchasers of the
         ----
     Company's common stock between October 23, 1996, and December 12, 1996, inclusive. It challenges certain statements made by defendants regarding the expected release date of the V-Link product, as well as its impact on
                                      ------
     the Company's sales and profitability. The Wang lawsuit alleges that these
                                                ----
     statements made by defendants violated Corporations Code Sections 25400 and 25500, which provide a remedy to California residents against persons who make false or misleading statements while engaged in market activity; constituted unfair competition in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code Sections 1709-1711.

     The Miller lawsuit is based on the same facts as the Wang lawsuit, alleges
         ------                                           ----
     a longer class period of March 29, 1996 to December 12, 1996, and challenges certain additional statements made by defendants. In addition, the Miller complaint states only one count, which is for violations of
         ------
     (S)(S)25400 and 25500 of the California Corporations Code.

     THE FEDERAL SECURITIES CLASS ACTIONS
     ------------------------------------

     These class actions were filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of California: Harow v. YES! Entertainment Corporation, filed on April 17,
                    ---------------------------------------
     1997;

     Tarkats v. YES! Entertainment Corporation, filed on June 11, 1997; and
     -----------------------------------------
     Siegel v. YES! Entertainment Corporation et al., filed on June 27, 1997.
     ----------------------------------------------

     On August 6, 1997, the three Federal actions were consolidated for pretrial proceedings and captioned In re YES! Entertainment Corp. Securities
                               -----------------------------------------
     Litigation, Civil Action No. C-97-1388 MHP. The factual allegations in the
     -----------
     Federal class actions are identical to the allegations in the Miller State
                                                                   ------
     class action.


     The Federal class actions are governed by the Private Securities Litigation Reform Act of 1995, which imposes liability on persons who make false or misleading statements in connection with the sale or purchase of securities.

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

     The Company believes that it has meritorious defenses to these State and Federal actions and intends to vigorously defend the lawsuits. Nevertheless, the Company believes that it will incur substantial time and expense to defend these lawsuits, and an adverse result may have a material effect on the Company's operating results and financial condition. The State and Federal actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company is not accruing reserves with respect to these lawsuits.


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

OPERATING EXPENSES:

(In thousands)                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ---------------------------          --------------------------
                                                            JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,
                                                              1997               1996              1997              1996
                                                           ---------           --------          --------          --------

Marketing, advertising and promotion                        $  559              $1,473           $ 1,439            $ 2,167
Selling, distribution and administrative                     6,182               4,696            12,300              9,569
                                                            ------              ------           -------            -------
Total operating expenses                                    $6,741              $6,169           $13,739            $11,736
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

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
------------------------------------
expenses decreased $914,000 or approximately 62% to $559,000 in the second quarter of 1997 from $1.5 million in the second quarter of 1996. Marketing, advertising and promotion expenses decreased $728,000 or approximately 34% to $1.4 million for the first six months of 1997 from $2.2 million for the first six months of 1996. These decreases resulted from the increase in sales to international customers and the sale of slower-moving items, which do not require advertising support from the Company. The Company expects advertising expense in the last two quarters of the year to significantly exceed advertising expense in the first half of the year to support anticipated seasonal increases in sales. In the event higher sales volume is not achieved, the increase in fixed expenses could adversely affect the Company's operating results and financial condition. See Dependence on 1997 Products; Increase in Fixed
                          ----------------------------------------------
Expenses.
--------

Selling, Distribution and Administrative.  Selling, distribution and
----------------------------------------
administrative expenses increased $1.5 million or approximately 32% to $6.2 million in the second quarter of 1997 from $4.7 million in the second quarter of 1996. Selling, distribution and administrative expenses increased $2.7 million or approximately 29% to $12.3 million for the first six months of 1997 from $9.6 million for the first six months of 1996. The increase in expenses resulted from higher variable expense associated with higher revenues and higher costs in operations and sales support, product development, and general and administrative expenses required to support expected higher sales volumes.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(In thousands)                         THREE MONTHS ENDED                            SIX MONTHS ENDED
                                       ----------------------------           ----------------------------
                                       JUNE 30,            JUNE 30,           JUNE 30,            JUNE 30,
                                         1997                1996               1997                1996
                                       --------            --------           --------            --------

Interest income                          $  12              $ 105             $    25               $ 212
Interest expense                         $(444)             $(107)            $(1,101)              $(310)

The increase in interest expense in the quarter and six months ended June 30, 1997 as compared to the comparable periods in 1996 is primarily the result of the non-cash interest expense recorded in connection with the convertible debenture and preferred stock financing, and the restructuring thereof, described under "Liquidity and Capital Resources." The non-cash interest expenses recorded in the quarter and six months ended June 30, 1997 were $218,000 and $558,000, respectively. The decrease in interest income and a portion of the increase in interest expense are the result of the lower cash balances maintained by the Company and higher bank borrowings during the quarter and six months ended June 30, 1997 as compared to the comparable periods in 1996.

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT):

The following table shows the provision for income taxes (income tax benefit) for the applicable periods:

(In thousands)                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 -----------------------------         -----------------------------
                                                 JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                   1997               1996               1997               1996
                                                 --------           --------           --------           --------

Provision for income taxes
   (income tax benefit)                           $ 179              $(304)             $(616)             $(527)

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

The convertible debentures earn interest at 5% per annum, are due April 30, 2002, and are convertible any time after the earlier of November 1, 1997 or until the price of the Company's common stock exceeds a volume-weighted average price above $10 pr share for twenty (20) consecutive trading days after August 1, 1997, at the option of the holder, at a conversion price similar to that of the Series B convertible preferred stock. The convertible debentures are subordinated to the bank financing agreements.

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

RECENT DEVELOPMENTS
-------------------

Restructured Financing.  See Note 3 to Notes to Financial Statements,
----------------------
Restructured Financing, and Liquidity and Capital Resources, above.
----------------------

Resignation of Director; Appointment of Executive Officer
---------------------------------------------------------

In June 1997, Gary L. Nemetz voluntarily resigned as a director of the Company. In August 1997, the Board appointed Anthony J. Miadich to fill the vacancy created by Mr. Nemetz's resignation. In July 1997, the Company appointed Mike Bauer Executive Vice President, Sales.

Shareholder Lawsuits. See Note 4 to Notes to Financial Statements, Shareholder
--------------------                                               -----------
Lawsuits, above.
--------

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

History of Losses; Accumulated Deficit. The Company incurred operating losses of
--------------------------------------
$21.0, $21.9 and $12.6 million for the years ended December 31, 1993, 1994, and 1996, respectively. For the period from January 1, 1997 through June 30, 1997, the Company had a loss of $5.5 million. At June 30, 1997, the Company had an accumulated deficit of approximately $60.8 million. In 1996 and for the six months ended June 30, 1997, the Company had net cash outflows of $1.4 million and $266,000, respectively. As a result of losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

Dependence on 1997 Products; Increase in Fixed Expenses.  In 1997, the Company
-------------------------------------------------------
has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins(R) Ice Cream Maker, Air
                                    --------------------------------------
Vectors(TM), YES! Extreme(TM), and YES! PreSchool(TM). In addition, the Company
------------------------------     ------------------
also expects to expand its existing product lines in 1997, particularly its
YES! Gear, Power Penz(TM) and Mrs. Fields(TM) line of products. Manufacturing of
-------------------------     ---------------
certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected. In addition, the Company has increased its fixed expenses in anticipation of the introduction of the Company's 1997 product lines. In the event expected sales volumes are not achieved, this increase in fixed expenses could adversely affect the Company's operating results and financial condition. Dependence on YES! Gear and Power Penz. The majority of the Company's current
--------------------------------------
product lines are sold under the YES! Gear and Power Penz brands. The YES! Gear
                                 ---------     ----------             ---------
brand accounted for 55%
and 60.7% of the Company's sales in 1995 and 1996, respectively.  The Power Penz
                                                                      ----------
brand accounted for 3.1% and 22.0% of the Company's sales in 1995 and 1996, respectively. The Company expects YES! Gear, and in particular the Yak Bak(R),
                                  ---------                        ----------
and the Power Penz product lines to continue to account for a substantial
        ----------
percentage of the Company's business, but there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels or
                                -------     ----------
such level as may be necessary to maintain its overall sales and revenues. See Short Product Cycles. In addition, the Company is aware that a number of toy
--------------------
manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of
       ---------    ----------
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

        Seasonality. Sales of toys traditionally have been highly seasonal, with
        -----------
a majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating results will vary significantly from quarter to quarter, particularly in the third and fourth quarters, when the majority of products are shipped, and the first quarter, when a disproportionate amount of receivables are collected and trade credits are negotiated. In addition, although indications of interest are provided by retailers early in the year for product shipments for the December holiday season, committed orders are not placed until later in the year and, even when placed, such orders generally are cancelable at any time without penalty. Accordingly, the Company generally must enter into tooling, manufacturing, media and advertising commitments prior to having firm orders. As a result, there can be no assurance that the Company can maintain sufficient flexibility with respect to its working capital needs or its ability to manufacture products and obtain supplies of raw materials, tools and components to be able to minimize the adverse effects of an unanticipated shortfall or increase in demand.

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

International Business Risk.  The Company principally relies on foreign
---------------------------
distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1994, 1995, 1996 and for the six months ended June 30, 1997 are 29%, 7%, 21% and 36%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

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

Competition.  The toy industry is highly competitive.  Among the Company's
-----------
competitors are toy companies, divisions of large diversified companies, and producers of consumer electronics products, many of which have greater assets and resources than those of the Company, as well as smaller domestic and foreign toy and entertainment products manufacturers, importers and marketers. The Company's principal competitors include Mattel, Inc., Hasbro, Inc., and, particularly in the Yak Bak and Power Penz categories, Tiger
                               -------     ----------
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

Dependence on Restrictive Facility. The Company is dependent on the ARM
----------------------------------
Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if either Donald Kingsborough or Sol Kershner, the Company's Chief Executive Office and Chief Financial Officer, respectively, is not active in the management of the Company and is not replaced within ninety (90) days with a suitable individual of comparable experience and capability. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY. The Company was not in compliance with a financial covenant under the ARM Agreement at March 31 and June 30, 1997, but previously had obtained a waiver from BNY with regard to that covenant violation. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

Dilution from Convertible Securities; Obligation to Redeem in Cash.  Under the
------------------------------------------------------------------
terms of a preferred stock and convertible debenture financing completed in the first quarter of 1997 and restructured in the second quarter of 1997, certain investors have the right to convert the securities held by them in the face amount of approximately $11.7 million, plus dividends and interest accrued, into Company common stock at a discount to the prevailing market price. The conversion price at which such securities may be converted into common stock is at a discount of 11.25% beginning in November 1997 increasing to 18.75% in April 1998 of a weighted average value of the Company's common stock, depending principally on the date on which such securities are converted. Because the Company is not permitted by Nasdaq rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series B convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval, the Company would be required to redeem any portion of the securities issued in excess of 20% of its outstanding common stock in cash.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits

 4.1 (1) Form of Amended and Restated Registration Rights Agreement dated July 25, 1997

11.1 (1) Statement Regarding Computation of Net Loss Per Share

27.1 (1) Financial Data Schedules for the quarter ended June 30, 1997.

         b)  Reports on Form 8-K

         A current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed by the Company on August 4, 1997. Such report on Form 8-K disclosed the consummation of the restructured convertible debenture and preferred stock financing and included copies of the purchase agreement and securities as exhibits.

-----------------------------
        (1) Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                YES! Entertainment Corporation
                                                Registrant


Date  October 24, 1997                          /s/ Donald D. Kingsborough
                                                -----------------------------
                                                Donald D. Kingsborough
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date  October 24, 1997                          /s/ Mark C. Shepherd
                                                -----------------------------
                                                Mark C. Shepherd
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)