Form 10-Q
period 1997-09-30
YES ENTERTAINMENT CORP
filed 1997-11-14
CIK 943747

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the quarterly period ended September 30, 1997

     OR

   [_] Transition Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934.

          For the transition period from ________ to _____________.

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

                              Yes [X]     NO [_]

As of September 30, 1997 there were 15,132,076 shares of the registrant's common stock outstanding.

                         YES! ENTERTAINMENT CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                                     INDEX
                                                                        PAGE
                                                                        ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

                        Consolidated Statements of Operations -
                         Three months and nine months ended
                         September 30, 1997 and September 30, 1996       3

                        Consolidated Balance Sheets -
                         September 30, 1997 and December 31, 1996        4

                        Consolidated Statements of Cash Flows -
                         Nine months ended September 30, 1997
                         and September 30, 1996                          5

                        Notes to Consolidated Financial Statements       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                        21

     Item 2.   Changes in Securities and Use of Proceeds                21

     Item 6.   Exhibits and Reports on Form 8-K                         21

SIGNATURE PAGE                                                          23

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   (in thousands, except per share amounts)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            ---------------------------      ---------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,  SEPTEMBER 30,
                                                                1997           1996              1997          1996
                                                            ------------   ------------      ------------   ------------
Net sales                                                      $17,759       $29,636          $  39,417      $50,122
Cost of sales                                                   12,238        16,475             25,178       27,668
                                                               -------       -------          ---------      -------
Gross profit                                                     5,521        13,161             14,239       22,454
                                                               -------       -------          ---------      -------
Operating expenses:
  Marketing, advertising and promotion                             657         1,241              2,096        3,408
  Selling, distribution and administrative                       7,595         7,526             19,896       17,094
                                                               -------       -------          ---------      -------
Total operating expenses                                         8,252         8,767             21,992       20,502
                                                               -------       -------          ---------      -------
Operating income (loss)                                         (2,731)        4,394             (7,753)       1,952

Interest income                                                     42            33                 67          245
Interest expense                                                  (487)         (206)            (1,589)        (516)
Other expense, net                                                 (47)          (22)              (113)        (114)
                                                               -------       -------          ---------      -------

Income (loss) before provision for income taxes                 (3,223)        4,199             (9,388)       1,567
Provision for income taxes                                         616           808                  -          282
                                                               -------       -------          ---------      -------
Net income (loss)                                               (3,839)      $ 3,391             (9,388)     $ 1,285
                                                                             =======                         =======
Non-cash dividends and discount on preferred stock                (623)                          (3,223)
                                                               -------                        ---------
Net loss applicable to common stockholders                     $(4,462)                        $(12,611)
                                                               =======                        =========
Net loss per share applicable to common stockholders            $(0.31)                        $ ($0.88)
                                                               =======                        =========
Net income per share                                                         $  0.23                         $  0.09
                                                                             =======                         =======
Shares used in computing net income (loss) per share            14,589        14,913             14,290       14,638
                                                               =======       =======          =========      =======

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                              1997           1996 *
                                                         -------------    ------------
                                                          (Unaudited)
                              ASSETS
                              ------
Current assets:
   Cash and cash equivalents                                 $  1,875      $  1,572
   Accounts receivable, net                                    18,372        21,956
   Inventories                                                 24,239        26,194
   Prepaid royalties                                            3,719         4,045
   Prepaid expenses                                             1,750         1,868
   Other current assets                                         3,877         1,671
                                                             --------      --------
Total current assets                                           53,832        57,306
Property and equipment, net                                     5,059         3,869
Intangibles and deposits, net                                     202           276
                                                             --------      --------
Total assets                                                 $ 59,093      $ 61,451
                                                             ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Loans payable                                             $ 15,459      $ 16,712
   Accounts payable                                             6,939        12,565
   Accrued royalties                                            1,972         1,018
   Accrued liabilities                                          1,015           879
   Capital lease obligations  due within one year                  17            16
   Income taxes payable                                             -           182
                                                             --------      --------
Total current liabilities                                      25,402        31,372
Capital lease obligations                                           1            14
Convertible debentures                                          1,791             -
Other liabilities                                                   -             -

Redeemable convertible preferred stock                          8,635             -
Stockholders' equity:
   Undesignated preferred stock                                     -             -
   Common stock                                                    14            14
   Additional paid-in capital                                  88,517        82,707
   Accumulated deficit                                        (65,267)      (52,656)
                                                             --------      --------
Total stockholders' equity                                     23,264        30,065
                                                             --------      --------
Total liabilities and stockholders' equity                   $ 59,093      $ 61,451
                                                             ========      ========

* Derived from audited consolidated financial statements

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1997              1996
                                                                          --------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                          $ (9,388)           $  1,285
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization                                               2,259               1,809
  Advertising expenses funded by inventory                                      118                   -
  Debt discount and warrant amortization                                        585                   -
  Accrued interest converted to convertible debt                                108                   -
  Employer contribution to 401(k) plan funded with common stock                 124                   -
  Reduction in vendor indebtedness funded with common stock                   1,554
  Changes in operating assets and liabilities:
   Accounts receivable                                                        3,584                (585)
   Inventories                                                                1,955              (8,330)
   Prepaid expenses and other current assets                                   (317)             (4,347)
   Other assets                                                                   -              (1,579)
   Accounts payable                                                          (5,625)              3,449
   Accrued royalties and liabilities                                            881                (831)
   Income taxes payable                                                        (182)                280
   Other long-term liabilities                                                    -                 (40)
                                                                            -------             -------
Net cash used in operating activities                                        (4,344)             (8,889)

INVESTING ACTIVITIES
Acquisition of property and equipment                                        (3,416)             (2,566)
(Increase) Decrease in intangibles and deposits                                  41                 (36)
                                                                            -------             -------
Net cash used in investing activities                                        (3,375)             (2,602)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                              1,385                   -
Principal payments on loans payable                                          (1,254)               (767)
Principal payments on capital lease obligations                                 (12)                (77)
Proceeds from issuance of redeemable convertible preferred
 stock, net of issuance costs                                                 7,875                   -
Proceeds from issuance of common stock, net of issuance costs                    28              13,943
                                                                            -------             -------
Net cash provided by financing activities                                     8,022              13,099
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                            303               1,608
Cash and cash equivalents at beginning of period                              1,572               2,987
                                                                            -------             -------
Cash and cash equivalents at end of period                                  $ 1,875             $ 4,595
                                                                            =======             =======

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Amendment No. 1 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 24, 1997. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1997.

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

2.   INVENTORY (IN THOUSANDS)

                                   SEPTEMBER 30,      DECEMBER 31,
                                      1997                1996
                                   -------------      ------------
        Raw Materials                $ 2,376            $ 2,940
        Work-in-process                1,700                974
        Finished goods                20,163             22,280
                                     =======            =======
                                     $24,239            $26,194
                                     =======            =======

3.   RECENT DEVELOPMENTS

     In October 1997, the Company appointed Mark Shepherd Chief Operating Officer and interim Chief Financial Officer.

4.   SHAREHOLDER LAWSUITS

     The Company is defending several shareholder lawsuits, as follows:

     The State Securities Class Actions
     ----------------------------------

     Two class actions have been filed against the Company, Donald D. Kingsborough, Sol Kershner and Bruce D. Bower in the California Superior Court for the County of Alameda; Wang v. YES! Entertainment Corporation et
                                      -----------------------------------------
     al., filed on April 15, 1997; and Miller v. YES! Entertainment Corporation
     ---                               ----------------------------------------
     et al., filed on July 3, 1997.  In Miller, Gary L. Nemetz, a former
     ------                             ------
     director of the Company, is also named as a defendant.

     The Wang lawsuit is purportedly brought on behalf of purchasers of the
         ----
     Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It challenges certain statements made by defendants regarding the expected release date of the Company's V-Link product, as well as its impact on the on the Company's sales and profitability. The Wang lawsuit
                                                                  ----
     alleges that these statements violated Corporations Code Sections 25400 and 25500, which provide a remedy to California residents against persons who make false or misleading statements while engaged in "market activity"; constituted "unfair competition" in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code Sections 1709-1711.

     The Miller lawsuit is based on the same facts as the Wang lawsuit, alleges
         ------                                           ----
     a longer class period of March 29, 1996 to December 12, 1996, and challenges certain additional statements made by defendants. In addition, the Miller complaint states only one count, which is for violations of
         ------
     (S)(S) 25400 and 25500 of the California Corporations Code.

     In July 1997, a demurrer filed by defendants in the Wang action was
                                                         ----
     sustained with leave to amend. A motion to hear defendants' demurrer to the amended complaint in the Wang action and to the complaint in the Miller
                                  ----                                    ------
     actions is pending.

     The Federal Securities Class Actions
     ------------------------------------

     Three class actions have been filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of California: Harrow v. YES! Entertainment Corporation
                                      ----------------------------------------
     et al., filed on
     -------
     April 17, 1997; Tarkats v. YES! Entertainment Corporation et al., filed on
                     ------------------------------------------------
     June 11, 1997; and Siegel v YES! Entertainment Corporation et al., filed on
                        ----------------------------------------------
     June 27, 1997.  On August 6, 1997, the three

     Federal actions were consolidated for pre-trial proceedings and captioned In re YES! Entertainment Corp. Securities Litigation, Civil Action
     ----------------------------------------------------
     No. C-97-1388 MHP. The factual allegations in the Federal class actions are identical to the allegations in the Miller States class action. On November 7, 1997, these actions were consolidated in a single amended complaint naming the Company and Messrs. Kingsborough and Kershner as defendants.

     The Federal class actions are based upon claims under the federal securities laws, which impose liability on persons who make false or misleading statements in connection with the sale or purchase of securities.

     The lawsuits have been tendered to the applicable directors and officers insurance carriers who have responded with a reservation of rights pending a final determination of coverage. Directors and officers insurance coverage totals $5 million. The primary insurance policy has a $250,000 retention level. The Company believes that defense costs will be a minimum of $250,000, and likely will substantially exceed this amount.

     The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. Nevertheless, the Company believes it will incur substantial time and expense to defend these lawsuits, and an adverse result in any of the lawsuits would have a material effect on the Company's operating results and financial condition. The State and Federal actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company is not accruing reserves with respect to these lawsuits.

5.   FASB STATEMENT NO. 128, EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There was no impact of Statement 128 on the calculation of the primary or fully diluted income (loss) per share for the quarters and nine months ended September 30, 1997 and 1996.


6.   SALE OF COMMON STOCK TO VENDOR

     In August 1997, the Company entered into purchase agreements with each of six purchasers pursuant to which the Company issued 831,000 shares of its common stock in exchange for the cancellation of trade indebtedness in an aggregate amount equal to $3,116,250.

               YES! ENTERTAINMENT CORPORATION -- PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company that are based on current expectations. Actual results may differ materially as a result of any one or more of the risks identified in this section, as well as in the section captioned "Business Risk Factors."

RESULTS OF OPERATION
--------------------

(In thousands)                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           -----------------------------   -----------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               1997            1996            1997            1996
                                                              -------         -------         -------        --------
 Net sales                                                    $17,759         $29,636         $39,417        $ 50,122
 Cost of sales                                                 12,238          16,475          25,178          27,668
                                                              -------         -------         -------        --------
 Gross profit                                                   5,521          13,161          14,239          22,454
 Gross profit %                                                    31%             44%             36%             45%

 Operating expenses                                             8,252           8,767          21,992          20,502
 Operating expenses %                                              46%             30%             56%             41%

 Operating income (loss)                                       (2,731)          4,394          (7,753)          1,952

 Interest and other expense, net                                 (492)           (195)         (1,635)           (385)
                                                              -------         -------         -------        --------
 Income (loss) before provision for income taxes               (3,223)          4,199          (9,388)          1,567
 Provision for income taxes                                       616             808              --             282
                                                              -------         -------         -------        --------
 Net income (loss)                                            $(3,839)          3,391          (9,388)       $  1,285
                                                              =======         =======         =======        ========

 Non-cash dividends and discount on preferred stock              (623)                         (3,223)
                                                              -------                         -------
 Net loss applicable to common stockholders                   $(4,462)                       $(12,611)
                                                              =======                         =======

NET SALES:

The Company's net sales for the third quarter of 1997 decreased $11.9 million or approximately 40% to $17.8 million from $29.6 million in the third quarter of 1996. Net sales decreased $10.7 million or approximately 21% to $39.4 million for the first nine months of 1997 from $50.1 million for the first nine months
of 1996.   International sales in the third quarter of 1997 were lower in absolute dollars than in the comparable period of 1996. International shipments represented 18% of shipments in the third quarter of 1997 and 20% of shipments in the third quarter of 1996.

The decrease in net sales in the quarter ended September 30, 1997 over the comparable period in 1996 was the result of lower sales of older products which were not offset by the sales of products introduced since the latter part of 1996. The Company expects that net sales in 1997 will be less than in 1996. The Company expects to report a net loss for the fourth quarter of 1997.

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

Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. The Company expects that its operating results will vary significantly from quarter to quarter, because the majority of the Company's products typically are shipped in the quarters ending September 30 and December 31.

The Company is dependent on a relatively small number of customers, in particular Toys "R" Us, Inc. ("TRU") and Wal-Mart Stores, Inc. ("Wal-Mart"), for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase agreements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a customer relationship or change, reduction or delay in orders would have a material adverse effect on the Company's operating results.

COST OF SALES:

Cost of sales were approximately 69% and 56% of net sales in each of the third quarters of 1997 and 1996, respectively, and approximately 64% and 55% of net sales for the first nine months of 1997 and 1996, respectively. The increase in cost of sales as a percentage of net sales in the third quarter of 1997 from the comparable period in 1996 was primarily the result of write-downs of inventory and provisions for returns and allowances which represented a higher percent of sales than in the third quarter of 1996. The increase in cost of sales as a percentage of net sales for the nine months ended September 30, 1997 from the comparable period in 1996 was primarily the result of the sale of slow moving inventory at reduced prices and an increase in the percentage of lower-margin international sales.

In absolute dollars, cost of sales decreased $4.2 million or approximately 26% to $12.2 million in the third quarter of 1997 from $16.5 million in the third quarter of 1996 and decreased $2.5 million or approximately 9% to $25.2 million for the first nine months of 1997 from $27.7 million for the first nine months of 1996, primarily as the result of lower associated sales.

OPERATING EXPENSES:

(In thousands)                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     -----------------------------    -------------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                        1997            1996             1997              1996
                                                        ------         ------          -------          -------
Marketing, advertising and promotion                    $  657         $1,241           $ 2,096          $ 3,408
Selling, distribution and administrative                 7,595          7,526            19,896           17,094
                                                        ------         ------           -------          -------
Total operating expenses                                $8,252         $8,767           $21,992          $20,502
                                                        ======         ======           =======          =======

Marketing, Advertising and Promotion. Marketing, advertising and promotion expenses decreased $584,000 or approximately 47% to $657,000 in the third quarter of 1997 from $1.2 million in the third quarter of 1996. Marketing, advertising and promotion expenses decreased $1.3 million or approximately 38% to $2.1 million for the first nine months of 1997 from $3.4 million for the first nine months of 1996. These decreases resulted from reduced advertising expense and lower variable co-op advertising expense resulting from lower domestic sales volumes. The Company expects advertising expense in the fourth quarter of the year to significantly exceed average quarterly advertising expense for the first three quarters of the year. In the event higher sales volume is not achieved, the increase in these expenses would adversely affect the Company's operating results and financial condition. See Business Risk Factors -- Dependence on 1997 Products; Increase in Fixed Expenses.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses increased $69,000 or approximately 1% to $7.6 million in the third quarter of 1997 from $7.5 million in the third quarter of 1996. Selling, distribution and administrative expenses increased $2.8 million or approximately 16% to $19.9 million for the first nine months of 1997 from $17.1 million for the first nine months of 1996. The increase in expenses in absolute dollars for the first nine months in 1997 from the comparable period in 1996 resulted primarily from higher amortization expenses of $461,000 and higher costs incurred to support expected higher sales volumes, including a $328,000 increase in operations support, a $947,000 increase in product development, and a $843,000 increase in sales expense.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(In thousands)               THREE MONTHS ENDED                   NINE MONTHS ENDED
                        ------------------------------     -------------------------------
                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                            1997               1996              1997              1996
                        ------------      -------------     -------------     -------------
Interest income            $  42             $  33             $    67            $ 245
Interest expense           $(487)            $(206)            $(1,589)           $(516)

The increase in interest expense in the quarter and nine months ended September 30, 1997 as compared to the comparable periods in 1996 is the result of higher bank borrowings and non-cash interest expense recorded in connection with the convertible debenture and preferred stock financing, and the restructuring thereof, described under "Liquidity and Capital Resources." The non-cash interest expenses recorded in the quarter and nine months ended September 30, 1997 were $135,000 and $694,000, respectively. The decrease in interest income is the result of the lower cash balances maintained by the Company during the quarter and nine months ended September 30,1997 as compared to the comparable periods in 1996.

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT):

No income tax benefit has been computed for the nine months ended September 30, 1997 due to the Company's current loss condition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1997, the Company had cash and cash equivalents of approximately $1.9 million, a $303,000 increase from approximately $1.6 million at December 31, 1996. The increase in cash and cash equivalents was due to $8.0 million provided by financing activities, partially offset by $4.3 million used in operating activities and $3.4 million used in investing activities.

The cash used in operating activities was due primarily to the Company's net loss, an increase in prepaid expenses and other current assets of $317,000, and a decrease in accounts payable of $5.6 million, partially offset by depreciation and amortization of $2.3 million, non-cash debt discount and warrant amortization expense of $585,000, a reduction in vendor indebtedness funded by common stock of $1.6 million, a decrease in accounts receivable $3.6 million, a decrease in inventory of $2.0 million and a decrease in accrued royalties and liabilities of $881,000.

The $8.0 million provided by financing activities was due to net proceeds from the issuance of convertible preferred stock ($7.9 million) and convertible debentures ($1.4 million), partially offset by principal payments on loans payable of $1.3 million. Investing activities used cash of $3.4 million primarily due to the acquisition of tooling and other equipment.

To meet seasonal working capital requirements during the balance of 1997, the Company anticipates borrowing substantial amounts under an Accounts Receivable Management and Security Agreement (the "ARM Agreement") entered into with BNY Financial Corporation ("BNY") in July 1995. The terms of the ARM Agreement, as amended, provide that BNY may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement.
A monthly quick ratio of 1:1 is required under the ARM Agreement. The ratio at December 31, 1996 was .99:1 and the Company obtained a waiver through March 31, 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1996, the Company has been in compliance with this requirement. A ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a rolling four quarter basis is required under the ARM Agreement. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. The Company has obtained a waiver from BNY with regard to this covenant through December 31, 1997. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business, to grant security interests in the assets of the Company or to pay dividends on the Company's securities.

Primarily as a result of less than anticipated revenues in the fourth quarter of 1996, the Company's inventory increased to $26.2 million on December 31, 1996 from $12.1 million on December 31, 1995. The Company's inventory at September 30, 1997 is $24.2 million, a decline of $2 million from $26.2 million at December 31, 1996. There can be no assurance that the Company will be able to market and sell this inventory at prices above its carrying value or that gross margins will not be affected by a possible reduction in its realizable value.

The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. The Company anticipates that it will experience periods of significant negative cash flow in 1997 as a result of seasonality in the toy industry and the timing of new product introductions. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's operating results.

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

RECENT DEVELOPMENTS
-------------------

Appointment of Executive Officer. See Note 3 to Notes to Financial Statements, Recent Developments.

Shareholder Lawsuits. See Note 4 to Notes to Financial Statements, Shareholder Lawsuits, above.

BUSINESS RISK FACTORS
---------------------

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

History of and Expected 1997 Losses; Accumulated Deficit. The Company incurred operating losses of $21.0, $21.9 and $12.6 million for the years ended December 31, 1993, 1994 and 1996, respectively. For the first nine months of 1997, the Company had a loss applicable to common stockholders of approximately $12.6 million. At September 30, 1997, the Company has an accumulated deficit of approximately $65.3 million. The Company expects to have a net loss for the fourth quarter of 1997. As a result of losses, in conjunction with the highly seasonal nature of the Company's business, the Company has incurred and will continue to be required to incur indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event that the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, the Company's operating results and financial condition would be materially adversely affected.

Dependence on 1997 Products; Increase in Fixed Expenses. In 1997, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the Baskin-Robbins(R) Ice Cream Maker, Air Vectors, YES! Extreme, and YES! PreSchool. In addition, the Company also expects to expand its existing product lines in 1997, particularly its YES! Gear, Power Penz and Mrs. Fields line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected. In addition, the Company has increased its fixed expenses in anticipation of the introduction of the Company's 1997 product lines. In the event expected sales volumes are not achieved, this increase in fixed expenses could adversely affect the Company's operating results and financial condition.

Dependence on YES! Gear and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear and Power Penz brands. The YES! Gear brand accounted for 55.0% and 60.7% of the Company's sales in 1995 and 1996, respectively. The Power Penz brand accounted for 3.1% and 22.0% of the Company's sales in 1995 and 1996, respectively. The Company expects YES! Gear, and in particular the Yak Bak(R), and the Power Penz product lines to continue to account for a substantial percentage of the Company's business, but there can be no assurance that the Company will be able to sustain Yak Bak and Power Penz sales at 1996 levels. See Short Product Cycles. In addition, the Company is aware that a number of toy manufacturers have attempted to duplicate the Company's success in this area of product by introducing similar lines of products in 1996 and for 1997. While the Company believes it will compete favorably with these new products on the basis of styling, quality, product depth and promotional support, there can be no assurance that the sale of these competitive products will not impact the sale of the YES! Gear or Power Penz product lines, particularly on the basis of price.

Just in Time Inventory; Compressed Sales Cycles. Most of the Company's significant customers have adopted inventory management systems to track sales of particular products and rely on reorders being filled rapidly by suppliers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk to the supplier. This may limit the Company's ability to accurately forecast reorders creating potential volatility in the Company's operating results. The limited inventory carried by the Company's customers may also reduce or delay consumer sell-through which in turn could impair the Company's ability to obtain reorders of its product in quantities necessary to permit the Company to achieve planned sales and income growth. In addition, the Company may be required to incur substantial additional expense to fill late reorders in order to ensure the product is available at retail locations prior to the peak holiday buying season; these may include drop-shipment expenses and higher advertising allowances which would otherwise be born by the Company's customers. In the event that anticipated reorders do not materialize, the Company's operating results will be adversely affected and the Company may incur increased inventory carrying costs.

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

Price Protection; Stock Balancing; Reliance on Timely Payment. In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers, particularly their most significant customers. In addition, in order to address working capital requirements, sales of inventory, changes in marketing trends and other issues, many companies in the toy industry allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in 1997. Any significant change in such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. In addition, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due and have claimed deductions to which, upon investigation, they may not be entitled or which may be overstated. Delays or unanticipated reductions in payments from retail customers in the future could materially impact the Company's anticipated cash flow to the detriment of the Company's business. Delays or reductions in payment have, in the past, increased the Company's reliance on other sources of capital, including bank lines of credit, which has increased the Company's interest expense and, in the case of payment reductions, reduced profitability, or increased losses, by an amount equivalent to such reductions. Delays of reductions in payment in the future would have the same or similar effect.

Seasonality. Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating results will vary significantly from quarter to quarter, particularly in the third and fourth quarters, when the majority of products are shipped, and the first quarter, when a disproportionate amount of receivables are collected and trade credits are negotiated. In addition, although indications of interest are provided by retailers early in the year for product shipments for the December holiday season, committed orders are not placed until later in the year and, even when placed, such orders generally are cancelable at any time without penalty. Accordingly, the Company generally must enter into tooling, manufacturing, media and advertising commitments prior to having firm orders. As a result, there can be no assurance that the Company can maintain sufficient flexibility with respect to its working capital needs or its ability to manufacture products and obtain supplies of raw materials, tools and components to be able to minimize the adverse effects of the unanticipated shortfall or increase in demand.

Short Product Cycles. Consumer preferences in the toy industry are continuously changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. There can be no assurance that (i) new products introduced by the Company will achieve any significant degree of market acceptance, (ii) acceptance, if achieved, will be sustained for any significant amount of time, or (iii) such products' life cycles will be sufficient to permit the Company to recover development, manufacturing, marketing and other costs associated therewith. In addition, sales of the Company's existing product lines are expected to decline over time, and may decline faster than expected unless existing products are enhanced or new product lines are introduced. Failure of new or existing product lines to achieve or sustain market acceptance can create excess inventory, reduce average selling prices and/or require that the Company provide retailers with financial incentives, any one or all of which results would have a material adverse effect on the Company's operating results and financial condition. Any or all products within the YES! Gear and Power Penz categories, which categories accounted for a significant portion of the Company's overall products sales, will experience relatively short life cycles.

Litigation. The Company and certain of its current and former executive officers are defendants in certain shareholder lawsuits that have been filed in federal and California state court. These lawsuits seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. Nevertheless, the Company believes it will incur substantial time and expense to defend these lawsuits, and an adverse result in any of the lawsuits would have a material effect on the Company's operating results and financial condition.

International Business Risk. The Company principally relies on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1994, 1995, 1996 and the nine months ended September 30, 1997 are 29%, 7%, 21% and 27%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. To date, substantially all of the Company's international sales have been denominated in U.S. dollars and therefore the Company has not to date experienced any adverse impact from currency fluctuations. To the extent future sales as not denominated in US dollars, currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1997, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if either Donald Kingsborough or Sol Kershner, the Company's Chief Executive Officer and former Chief Financial Officer, respectively, is not active in the management of the Company and is not replaced within ninety days with a suitable individual of comparable experience and capability. Mark Shepherd has been appointed interim Chief Financial Officer of the Company following Mr. Kershner's resignation.
The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement with BNY. The Company was not in compliance with a financial covenant under the ARM Agreement at March 31, June 30, and September 30, 1997, but previously had obtained a waiver from BNY with regard to that covenant violation. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

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

Dependence on Key Personnel. The Company's future success is dependent to a significant extent on the efforts of key management personnel, including Donald
D. Kingsborough, the Company's Chairman and Chief Executive Officer, and Mark Shepherd, the Company's Chief Operating Officer. The loss of one or more of these employees could have a material adverse effect on the Company's business. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, operations, marketing and sales personnel. There can be no assurance that the Company will be able to attract and retain the employees it needs in order to ensure its success.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

     On July 3, 1997, a class action lawsuit entitled Miller v YES!
                                                      -------------
     Entertainment Corporation et al. was filed against the Company and several
     --------------------------------
     other persons, as further described in Note 4 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which description is incorporated by reference herein.

     On August 6, 1997, three federal class action lawsuits filed in the United States District Court for the Northern District of California against the Company and several other persons were consolidated for pre-trial proceedings and captioned In re YES! Entertainment Corp. Securities
                               -----------------------------------------
     Litigation, as further described in Note 4 of the Notes to Consolidated
     ----------
     Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which description is incorporated by reference herein. On November 7, 1997, these actions were consolidated in a single amended complaint.

     The lawsuits referenced above were previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, as amended by its Amendment No. 1 to Quarterly Report on Form 10-Q/A filed October 24, 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 29, 1997, the Company entered into Common Stock Purchase Agreements with each of six purchasers (the "Purchase Agreements"), pursuant to which the Company issued 831,000 shares of the Company's Common Stock in exchange for cancellation of trade indebtedness in the aggregate amount equal to $3,228,750. These transactions were exempted from registration under Section 4(2) of the Securities Act if 1933, as amended. In accordance with the terms of the Purchase Agreements, on September 2, 1997, the Registrant files a Registration Statement on Form S-3 covering the Registration of such 831,000 shares. Amendment No. 2 to such Registration Statement was declared effective by the Securities and Exchange Commission on November 7, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

4.1(1) Form of Amended and Restated Registration Rights Agreement dated July 25, 1997.

11.1 Statement Regarding Computation of Net Loss Per Share

27.1 Financial Data Schedules for the quarter ended September 30, 1997.

(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997.

b)   Reports on Form 8-K

     A current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed by the Company on August 4, 1997. Such report on Form 8-K disclosed the consummation of the restructured convertible debenture and preferred stock financing and included copies of the purchase agreement and securities as exhibits.

     A current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed by the Company on September 12, 1997. Such report on Form 8-K disclosed that the Company had entered into purchase agreements with each of six purchasers pursuant to which the Company issued 831,000 shares of its common stock in exchange for cancellation of trade indebtedness in an aggregate amount equal to $3,116,250. Such report on Form 8-K incorporated by reference copies of the purchase agreement which were filed as exhibits to the Company's Registration Statement on Form S-3 (No. 333-34813)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YES! Entertainment Corporation
                              Registrant


Date   November 12, 1997      /s/ Donald D. Kingsborough
                              -----------------------------
                              Donald D. Kingsborough
                              Chief Executive Officer
                              (Principal Executive Officer)



Date   November 12, 1997      /s/ Mark Shepherd
                              -----------------------------
                              Mark Shepherd
                              Acting Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)