Form 10-K
period 1997-12-31
YES ENTERTAINMENT CORP
filed 1998-04-15
CIK 943747

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                        TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to

                        Commission file number 0-25916

                        YES! ENTERTAINMENT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                       94-3165290
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR OR-
                     GANIZATION)                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 3875 HOPYARD ROAD, SUITE 375, PLEASANTON, CALIFORNIA                   94588
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      Registrant's telephone number, including area code: (952) 847-9444

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                                                        NAME OF EACH EXCHANGE ON WHICH REGIS-
                 TITLE OF EACH CLASS                                    TERED
             Common Stock, $.01 Par Value                       Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 1998 on the Nasdaq National Market was approximately $13,854,253.

  The number of shares outstanding of the Registrant's Common Stock as of March 31, 1998 was 16,440,733.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 3, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  YES! Entertainment Corporation ("YES!" or the "Company") develops, manufactures and markets toys and other entertainment products, including a variety of interactive products. YES! applies innovative technology available in other industries to design products that are fun for children and build on their natural creativity. Most of YES!'s products target children between the ages of two and twelve, a market of over 44 million in North America alone.

  YES! has introduced products into several brand categories since being founded in December 1992. A substantial portion of the Company's current products are marketed under the YES! Gear(TM) brand. YES! Gear is principally comprised of the Company's Yak Bak(R) Power Penz(TM), and Mega Mike(TM) products. Yak Bak and Mega Mike, which are both children's electronic and audio products, are designed to appeal to kids six to twelve years of age with their high impact design and unique play activities. Power Penz is a line of pens that incorporates toys and activities. YES! Girl(TM) was introduced in 1997, initially with Dance Studio(TM), a portable dance instructor. In 1997 the company also launched Air Vectors(TM), a line of transforming vehicles which launch planes or missiles. The Company expanded its food activity product line by introducing Baskin Robbins(R) Ice Cream Maker. The Company sold its YES! Girl and Licensed Food lines in March 1998.

  In 1998, the Company expects to introduce a number of new products into existing brand categories, as well as products which will be the basis for new brand categories. In the YES! Gear brand the Company plans to introduce Yak Live(TM), a Yak Bak combined with an LCD animated display with eight different characters and forty-eight sound effects. Planned expansion in the Air Vectors brand includes Air Vectors SFX(TM), a line of transforming vehicles with integrated self- generated sound effects as well as Air Vectors Command Center(TM), a play set designed for interactive play with all Air Vectors vehicles. In the Power Penz brand, the Company expects to introduce UpperCut(TM), Tattooz(TM) and Robo Penz(TM), among others. In the W-3 Wild Water Weapons(TM) brand, YES! is currently shipping Speed Loaders(TM), a line of self-pressurized water guns that come with their own fast refill device. Also in 1998, YES! plans to introduce the New World of Teddy Ruxpin(R), a video and computer compatible version of the classic talking animated bear.

  YES! was incorporated in California in September 1992 and began operations in November 1992. The Company changed its state of incorporation from California to Delaware in October 1996. The Company had net revenues of $50.9 million, $69.7 million and $55.7 million in 1997, 1996 and 1995, respectively. The Company incurred operating losses from its inception through the quarter ended June 30, 1995, incurred net losses of approximately $42.1 million and $12.6 million in 1997 and 1996, respectively, reported net income of $3.5 million in 1995, and had an accumulated deficit of approximately $94.7 million at December 31, 1997. The Company had total assets of $32.5 million as of December 31, 1997 as compared to $61.3 million and $48.9 million in 1996 and 1995, respectively.

  YES!, YAK BAK, and COMES TO LIFE BOOKS are registered trademarks, YES! PRE-SCHOOL, DISGUSTING DESIGNS, YAKKINS, PET TOONIES, GIZMO, YES! EXTREME, are pending registered trademarks and YES! GEAR, POWER PENZ, V-LINK, T.R.A.P.S., RADICAL RACERS, FM ROCKER, STAMP'EMS, TATOOZ, FREE KICK, FIELD GOAL, DRUMMIN', JAMMIN', TORPEDO BLAST, UPPERCUT, CHILLIN', LIGHTSHOW, ROBO PENZ, AIR VECTORS, AIR VECTORS SFX, LAND VECTORS SFX, AIR VECTORS COMMAND CENTER, AIR VECTORS SUPER COMMAND CENTER, YES! GIRL, RADICAL AIR WEAPONS, YAK BAK WARP'R, YAK BAK SFX, YAK BAKWARDS, YAK MANIAK, YAK LIVE, YAK WAKKY, MEGA MIKE, HANDY CANDY, MUSIC GIZMOS, INSTRUMENT GISMOS, STROBES, YAK BAK BALLS, SFX BALLS, W-3 SPEEDLOADER, W-3 WILD WATER WEAPONS, SUPER SPEED REFILLER, and FISTFUL OF ALIENS are trademarks of YES! Entertainment

Corporation. All rights reserved. MRS. FIELDS is a registered trademark of the Mrs. Fields Development Corporation. BASKIN ROBBINS is a registered trademark of the Baskin-Robbins USA, Co. DANCE STUDIO, CHEER LEADER and MS. MEGA MIKE are trademarks assigned to Wham-O, Inc. TEDDY RUXPIN is a registered trademark of and THE NEW WORLD OF TEDDY RUXPIN is a trademark of Alchemy II, Inc.

PRODUCTS

  YES!'s product lines span major markets for children's and teen products. These include children's electronics, outdoor toys, vehicles, functional toys, and interactive plush products. The Company has used, and plans to continue to use, its innovative approach to product development to create new categories, as it did with Yak Bak and Power Penz. YES! has introduced, and plans to continue to introduce, products into existing industry categories, such as vehicles and waterguns, where the Company believes it can compete with a significant feature that differentiates YES! products from existing competition and has perceived value to the consumer. The majority of the Company's products target children ages two to twelve.

  The Company introduced a number of new product lines in 1997 and expects to introduce several new product lines in 1998. The Company expects that the 1998 product lines, certain of which are technically complex, will place great demands on management and other Company resources. There can be no assurance that the products under development will be successfully developed or, if successfully developed, that they will achieve market acceptance. In addition, if the Company is not able to complete successful development, tooling, manufacture and marketing of its 1998 product lines, the Company's operating results and financial condition will be materially adversely affected.

YES! GEAR

  YES! Gear products are designed around the idea of combining technical innovation in a low cost product that provides children with opportunity for creative expression. YES! Gear is principally comprised of the Company's Yak Bak, Power Penz and Mega Mike products.

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

  YES! launched its YES! Gear product line in December 1994 with the introduction of Yak Bak, a simple, highly stylized six-second record and playback device. Since then, the Company has introduced a number of extensions to the Yak Bak product, including Yak Bak Warp'r(TM), which includes a voice pitch modulator, that alters the voice recording to permit the recorder to play back the recording in new ways; Yak Wakky(TM), a more fully featured version of the original Yak Bak, which incorporates voice modulation through a light sensor which is adjusted by moving your hand over it; Yak Bak SFX(TM), which incorporates built-in sound effects and extended recording features that allow a child to create a wide variety of messages and custom recordings; and Yak Maniak(TM) which incorporates echo, reverb, and tremelo capability to permit kids to make new and exciting recordings. Ms Yak(TM) incorporates sounds for girls with traditional Yak Bak play.

  In 1998, the Company expects to introduce Yak Live into the brand. Yak Live combines the features of a Yak Bak with an interactive LCD screen allowing children to give their Yak a personality. There are eight different characters available that animate to forty-eight different sound effects and to personalized recorded messages. There are also sixteen hidden animations for the user to discover through extended play. Yak Live takes the Yak Bak brand to the next level by adding LCD animation.

  Power Penz. In December 1995, the Company began shipping a new line of functional toys under the Power Penz mark. Power Penz are a series of activity toys that take form in a fully functional ball-point pen. In 1997 the Company expanded the Power Penz line to include Radical Racers(TM), pens that transform into cars;

FM Rocker(TM) radio pens; Stamp'ems(TM) and Tatooz activity pens; Free Kick(TM) and Field Goal(TM) sport pens; Handy Candy(TM) pens which have refillable candy dispensers; and Drummin'(TM) and Jammin'(TM) musical pens.

  In 1998, the Company expects to extend the Power Penz brand to include Torpedo Blast, which shoots foam darts; UpperCut boxing pens; Chillin'(TM) and LightShow(TM) pens, which are a fan and flashlight respectively; and Robo Penz, which are spring wound character pens.

  Mega Mike. Mega Mike is a voice amplification device that clips to the child's belt, with a microphone into which children can speak. With the addition of applause, booing, laughter and rim shot sound effects, Mega Mike transforms children into one-man stand-up comedians.

AIRVECTORS

  YES! entered the vehicle category in 1997, introducing Air Vectors, a vehicle with a unique point of differentiation. Air Vectors are wind-up vehicles that self-transform and launch planes or missiles, and then re:transform to their original structure and continue forward. The initial vehicles were themed as racing cars, military vehicles, and off-road vehicles. New styles have been added to enhance collectability for the consumer.

  In 1998, the Company plans to introduce brand extensions to expand into new price points. Air Vectors SFX and Land Vectors SFX(TM) are intended to be higher price point vehicles with integrated self-generated sound. Land Vectors SFX will also launch motorcycles and other land-based vehicles in contrast to missiles and planes. In addition, Air Vectors Command Center and Air Vectors Super Command Center are expected to be play set introductions into the category. These products are designed to promote interactive play with the Air Vectors vehicles.

YES! EXTREME

  Strobes. In 1997 the Company introduced a line of high bounce balls with impact activated strobing lights. Bounce the ball and the lights flash, creating exciting day and night play. Strobes will continue as a non-promoted line in 1998.

  Radical Air Weapons (R.A.W.)(TM). In 1997, the Company introduced a line of toy guns that expel expanding foam balls. The line will continue in international markets only in 1998.

  Yak Balls(TM) and SFX Balls(TM). These balls, with Yak Bak features built-in, will not be continued in 1998.

LICENSED FOOD

  Mrs. Fields(R) Baking Factory. In 1996, the Company entered the children's food products market with the introduction of the Mrs. Fields Baking Factory, a toy oven that permits children to bake cookies, muffins and brownies using recipes developed in conjunction with the Mrs. Fields Development Corporation.

  Baskin-Robbins Ice Cream Maker. In 1997, the Company introduced the Baskin-Robbins Ice Cream Maker, which makes real ice cream using Baskin-Robbins mixes.

  The Company sold the Licensed Food lines, as well as the YES! Girl line, to Wham-O Corporation in March 1998.

YES! GIRL

  In 1997 the Company introduced Dance Studio, a portable dance instructor. It expanded this category in late 1997 with the introductions of Cheer Leader and Ms. Mega Mike.

  The Company sold the YES! Girl line, as well as the Licensed Food line, to Wham-O Corporation in March 1998.

OTHER PRODUCTS

  The Company's 1997 pre-school introductions of Music Gizmo(R), Pet Toonies(R), and Yakkins(R) contributed to revenues in 1997 but will carry-forward to 1998 in international markets only. The activity line Disgusting Designs(R), a painting and arts design center, will not extend into 1998.

NEW CATEGORIES FOR 1998

  The Company has or is in the process of developing new categories of products for 1998 that will expand the breadth of YES! product offerings and have the potential for establishing brand awareness and product expansion within that brand. The Company intends to differentiate the products within these categories from the Company's major competitors to establish a niche. Specifically in 1998, the Company expects to move into new categories of products including interactive plush, water guns, and male action collectibles.

  Interactive Plush. The Company plans to enter this high growth category with the launch of a familiar, yet new and improved product at a value price point. The New World of Teddy Ruxpin reintroduces the popular character with an updated look, more durable construction, consumer friendly features, and TV/Video interactivity. Teddy Ruxpin is also computer-ready with future CD-ROM and Internet compatibility for introduction in 1999. An accessory TV/Video pack that includes components to allow interaction with videos and television will be offered, along with additional Book/Audio tape packs and Book/Interactive Video packs. The books and tapes are both enjoyable and educational, promoting reading, morality, and friendship.

  Waterguns. YES! entered the watergun category with W-3 SpeedLoader. The Company shipped limited quantities of this product in the fourth quarter of 1997. The initial two styles have key differentiating features from current products on the market. The guns are filled through the muzzle with a Super Speed Refiller, which is connected to a hose. This allows rapid filling without removing the water tank. The loading of the gun creates its own pressure so that no pumping is necessary to dispense the water, allowing for fast and continuous play. W-3 SpeedLoader shoots continuously over 30 feet and shoots more water faster than conventional guns.

  Male Action/Collectible. At Toy Fair 1998, the Company introduced Fistful of Aliens, a unique combination of collectible figures and game play. The figures revolve around three alien races with different powers and a Rock/Paper/Scissors game format. In addition to the figures, the Company has developed Space Pods for game play and storage, weapons, and a Battleship playset. Collectability will be enhanced by new figure introductions and retirement of old figures. The Company is currently shipping to international customers and will begin domestic shipments in June.

PRODUCT DESIGN AND DEVELOPMENT

  The Company combines the use of independent outside designers with internal development efforts to develop new product lines.

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

  In 1997, 1996 and 1995, the Company incurred research and development expenses of approximately $5.5 million, $4.6 million and $2.8 million, respectively. Substantially all of the Company's research and development expense is spent on new product development.

MANUFACTURING, PRODUCTION AND DISTRIBUTION

  The Company's present strategy is to contract for substantially all of its manufacturing requirements. Most of the Company's product lines are manufactured overseas by unaffiliated contract manufacturers that have facilities in Hong Kong and the People's Republic of China. Certain of the Company's products and product components are manufactured in the United States.

  The Company chooses manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. The Company generally has open terms with its customers. The Company has not entered into any long-term contracts with any of its manufacturers.

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

  Management believes that its strategy to contract for substantially all manufacturing requirements provides the Company with financial flexibility and the most efficient use of its capital. However, since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products. These manufacturers are based in Hong Kong with manufacturing facilities located in the People's Republic of China. The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship. Given the highly seasonal nature of the Company's business, any unusual delay or quality control problems of such manufacturers, or delays in product deliveries, delays in locating or providing new tooling to acceptable substitute manufacturers, or delays in increasing the production of alternative manufacturers, would have a material adverse effect on the Company's operating results and financial condition. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of any of which could have a material adverse effect on the Company's business. The Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that the manufacturers will be able to meet the Company's production schedules.

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

  The Company has identified certain components in its products that its contract manufacturers are allowed to purchase only from designated approved suppliers in order to ensure quality. Each manufacturer submits samples from early production runs to independent testing laboratories to determine whether the manufacturer is producing to certified safety and product standards. On an ongoing basis, random samples are drawn from each manufacturer for full-scale testing.

  The Company's products are shipped from the point of manufacture by sea and air transport to the Company's California distribution facility and other locations. As a result, delivery may be subject to labor disruptions, particularly in the maritime shipping industry, as well as to limitations on the availability of air cargo space for the shipment of items in certain circumstances. To date, the Company has not been materially affected by any such disruptions or constraints. In addition, extensive reliance on air shipment is expensive and may adversely impact the Company's profitability.

  At the Company's California distribution facility, the Company performs inventory planning and management, takes delivery of products, inspects, warehouses and ships products to its retailers' distribution points. Truck transport is used for delivery from the Company's distribution facility to the retailers' distribution points or designated retail locations.

MARKETING AND SALES

  YES!'s marketing budget is primarily expended for television advertising and point-of-purchase display programs. The Company has expended a majority of its advertising for national television spots and the production of television commercials that support the majority of YES!'s product lines. In conjunction with television advertising and public relations and promotions programs, the Company also uses point-of-purchase displays to serve as the final link in a marketing chain that educates consumers and motivates them to purchase YES! products.

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

  The Company's products are sold throughout the United States by the Company's direct sales force and independent sales representatives to toy retailers, toy distributors, catalog showrooms, mass merchants, department stores and discount stores. Retailers of YES! products in 1997, 1996 and 1995 included toy retailers, such as Toys "R" Us, Inc. ("TRU") and Kay Bee Toy Stores, and general retailers, such as Wal-Mart Stores, Inc. ("Wal-Mart"), Target Stores, K-Mart, and Hills Stores Company, Inc.

  The Company's ten largest customers accounted for approximately 73%, 85% and 87% of net sales for the years ending December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 13% of net sales, respectively. For the year ended December 31, 1996, TRU and Wal-Mart accounted for approximately 21% and 20% of net sales, respectively, and for the year ended December 31, 1995, the same two customers each accounted for 27% of net sales. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

  In connection with the introduction of new products, many companies in the toy industry discount prices of existing products, provide for certain advertising allowances and credits or give other sales incentives to their customers. In addition, in order to address such issues as working capital requirements, sales of inventory and changes in marketing trends, many toy companies allow retailers to return slow-moving products for credit, or if the manufacturer lowers the prices of its products, to provide price adjustments for inventories on hand at the time the price change occurs. The Company has made such accommodations in the past, and expects to make accommodations such as stock balancing, returns, other allowances or price protection adjustments in the future. Any such accommodations by the Company in the future could have a material adverse effect on the Company's operating results. Furthermore, in the past certain of the Company's retail customers have delayed payment beyond the date such payment is due. There can be no assurance that retail customers will not delay payments in the future, which would materially impact the Company's ability to predict its cash flow, to the detriment of the Company's business.

INTERNATIONAL OPERATIONS

  International net sales were approximately $16.3 million, $14.9 million and $3.8 million in 1997, 1996 and 1995, respectively, and accounted for approximately 32%, 21% and 7% of the Company's revenue in those respective years. International net sales increased as a percentage of total sales in 1997 primarily due to weakness in the domestic sales volume. International net sales were substantially lower in 1995 primarily as the result of weakness in the international economy. The Company's international products are based on the Company's products developed for the domestic market, so that international product development costs are minimized. Certain products which do not extend into subsequent years domestically may carry-forward on an international basis justifying on-going production. The Company successfully introduced Air Vectors, R.A.W. guns and Music Gizmo internationally in 1997, and also enjoyed continued success in the on-going YES! Gear and Power Penz lines. The Company expects in 1998 to introduced Fistful of Aliens(TM), Yak Live, SpeedLoader, Teddy Ruxpin, and other domestic products in the international market.

  The Company sells its products internationally through a network of leading toy distributors in their local markets. The sale through distributors generates a lower margin than direct sale to retailers. The Company believes it has and is continuing to develop strong relationships with its key distributors, and that such distributors have a good reputation in, and knowledge of, the markets they serve. The Company believes that by leveraging the distributors' local expertise, the Company is able to generate substantially greater international retail sales than if the Company attempted to obtain such sales directly. In addition, local market distributors absorb a number of the costs which the Company would otherwise bear if they utilized a direct international effort. These include payments via letter of credit which enhances cashflow, taking delivery in Hong Kong which saves shipping costs, as well as absorbing warehousing and promotion of the product in their local market. This all serves to minimize the Company's risk and capital commitments in both the manufacture of product and the staffing of operations. The Company has engaged a sales and marketing company to coordinate sales of the Company's products in Europe; this agency receives a commission on all sales to European countries.

  Substantially all international sales are conducted through the Company's Hong Kong subsidiary, Entertainment Products, Ltd. are denominated in U.S. dollars and therefore the Company has not experienced any adverse impact from currency fluctuations to date. To the extent future sales are not denominated in US dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

  Although the Company's international sales division works closely with its foreign distributors, the Company cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage the Company's product sales in foreign markets. While the Company believes the distributors to whom the Company has granted exclusive foreign market rights are highly qualified, all of these distributors also distribute, either on behalf of themselves or other toy manufacturers, other product lines of toys, including product lines of toys that may be competitive with those of the Company. There can be no assurance that these distributors will manage effectively the sale of the Company's products worldwide or that their marketing efforts will prove effective. In addition, although the Company attempts to structure its international sales in U.S. dollar denominated transactions only, certain transactions may be denominated in the local currency. Accordingly, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. In addition, the Company's international distributors are also subject to local rules and regulations, which can substantially affect the profitability or ability of the Company or its international distributors to sell the Company's products internationally.

PATENTS AND LICENSES

  Certain of the Company's product lines incorporate concepts or technologies created by outside designers, some of which are patented. In addition, many of the Company's products incorporate other intellectual property rights, such as characters or brand names, that are proprietary to third parties. The Company typically enters into a license agreement to acquire the rights to the concepts, technologies or other rights for use with the Company's products. Substantially all of these licenses are exclusive for the children's and youth markets. These license agreements typically provide for the retention of ownership of the technology, concepts or other intellectual property by the licensor and the payment of a royalty to the licensor. Such royalty payments generally are based on the net sales of the licensed product for the duration of the license and, depending on the revenues generated from the sale of the licensed product, may be substantial. In addition, such agreements often provide for an advance payment of royalties and may require the Company to guarantee payment of a minimum level of royalties that may exceed the actual royalties generated from net sales of the licensed product. In the event the minimum royalty is not achieved and the product is removed from distribution the Company would incur an expense equal to the unearned amount. Some of these agreements have fixed terms and may need to be renewed or renegotiated prior to their expiration in order for the Company to continue to sell the licensed product. Certain of the Company's licenses require that minimum performance goals be met in order for the Company to renew or extend its licenses. The termination or non-renewal of a key license would materially adversely affect the Company's operating results and financial condition.

  In addition to rights licensed from third parties, the Company also relies on a combination of patents, copyright, trademark and trade secret protection, non-disclosure agreements and work-for-hire arrangements to establish and protect the proprietary rights it has in its products. There can be no assurance that the Company's competitors will not independently develop or acquire patented or other proprietary technologies that are substantially equivalent or superior to those of the Company. There also can be no assurance that the measures adopted by the Company to protect its proprietary rights will be adequate to do so or that the Company's products do not infringe on third party intellectual property rights, including patents. Reverse engineering and gray market production of successful toy products is common in the industry. The ability of the Company's competitors to acquire technologies or other proprietary rights equivalent or superior to those of the Company or the inability of the Company to enforce its proprietary rights would have a material adverse effect on the Company's operating results and financial condition.

  Intellectual property matters are frequently litigated on allegations that third party proprietary rights have been infringed. Such litigation can be expensive and time-consuming to prosecute or defend against and, if decided adversely to the Company, may preclude the Company from enjoining competitors from utilizing technology or designs the Company considers proprietary or prevent the Company from selling its products or require that the Company pay significant and unanticipated royalties. Defending such litigation is expensive. In addition, such lawsuits could have the effect of causing the Company's customers to delay or cancel purchase orders until they are resolved.

COMPETITION

  The Company's product lines span major segments both within and beyond the scope of the traditional toy industry. Accordingly, the Company's products compete in a number of different markets with a number of different competitors. Market leaders from which the Company faces competition include Mattel, Inc., Hasbro, Inc., Tiger Electronics (which recently merged with Hasbro, Inc.) and Video Technology Industries, Inc. Product innovation, quality, product identity through marketing and promotion, and strong distribution capabilities are all important attributes of successful companies in the toy industry. The Company believes that it is generally competitive with other toy companies on these factors.

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

  The toy industry is highly competitive. Most of the Company's competitors have substantially greater assets and resources than those of the Company. Other competitors market non-promoted products that compete with the Company on the basis of price. Some of these products are competitive with those of the Company, which supports its sales with advertising and therefore necessitates higher price points. The relatively low barriers to entry into the toy industry and the limited proprietary nature of many toy products also permit new competitors to enter the industry easily. As a result, successful new products or product concepts often are duplicated and offered to the Company's customers and through other channels of distribution at lower prices than the Company may be required to charge to recapture product development and marketing expenses. Certain companies have already introduced, and the Company anticipates other companies will introduce toys and published products that compete with the Company's existing and new products. Such competition has forced in the past, and may force in the future, price reductions, which would adversely affect the Company's operating results and financial condition.

GOVERNMENT AND INDUSTRY REGULATION

  The Company is subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission to protect children from hazardous toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. In the pre-production stages and periodically thereafter, the Company sends sample toys to independent laboratories to test for compliance with the Consumer Product Safety Commission's rules and regulations, as well as with the voluntary product standards of the Toy Manufacturers of America. Similar laws exist in specific jurisdictions within the United States as well as in certain foreign countries. The Company designs its products to exceed the highest safety standards imposed either by government or industry regulatory authorities. In the event that the Company violates any governmental or voluntary rule or regulation, sale of the offending product could be enjoined.

  Certain of the Company's products may also be subject to other government rules and regulations. There can be no assurance that the Company may not be required to obtain government approval for other products in the future, that such approval can be obtained, or that seeking such approvals will not result in delays in product introductions.

EMPLOYEES

  As of March 31, 1998, the Company had a total of 117 employees, of whom 64 were based in the United States and 53 were based in Hong Kong. The Company is staffed in the functions necessary to operate a successful business in the toy industry, including product development, marketing, sales, management of outside functions and internal operations. The Company intends to keep overhead low and utilize outside resources whenever practical.

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

ITEM 2. PROPERTIES

  The Company leases all of its facilities, including executive offices of 17,335 square feet in Pleasanton, California, warehouse space of 84,000 square feet in Hayward, California and a showroom of 8,300 square feet in New York, New York. The Company's wholly-owned Hong Kong subsidiary leases approximately 4,500 square feet of office space in Kowloon, Hong Kong. The Company believes that suitable space will be available on reasonable terms should the Company require additional space. In 1997, the Company's total rent expense was $1.3 million. The manufacturing facility consisting of 6,700 square feet in Carson, California was closed permanently in February 1998.

  The Company's management information system is based on an IBM AS400 computer and personal computers running commercially available software. The Company believes this information system is adequate to meet the Company's business needs for the foreseeable future, as enhanced by available technology. See Part II, Item 7 "Impact of Year 2000."

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on the Company's operating results or financial condition. See also Note 13 to the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the trading symbol "YESS." The Company's Common Stock is not listed or quoted on any other quotation system or securities exchange. The following table sets forth the range of quarterly low, high and closing sale prices of the Common Stock on the Nasdaq National Market for the quarter ended March 31, 1998 and fiscal years ended 1997 and 1996. The Company has not paid cash dividends and has no present plans to do so. At March 31, 1998, there were approximately 237 holders of record of the Company's Common Stock.

                                                    PRICE RANGE OF
                                                     COMMON STOCK
                                                    -----------------------
                                                    LOW      HIGH     CLOSE
                                                    ---      ----     -----
   Fiscal year 1998:
     First Quarter................................. $  27/32 $ 2 1/2  $   7/8
   Fiscal year 1997:
     First Quarter................................. $4 9/16  $ 7 3/16 $ 4 3/4
     Second Quarter................................ $2 5/8   $ 4 7/8  $ 4 7/64
     Third Quarter................................. $ 3      $ 5 5/8  $ 5 5/8
     Fourth Quarter................................ $1 3/16  $ 5 1/2  $ 1 27/32
   Fiscal year 1996:
     First Quarter................................. $ 6      $10 1/4  $ 9 3/8
     Second Quarter................................ $9 1/8   $16 7/8  $14 3/4
     Third Quarter................................. $9 3/8   $15 3/8  $14 1/4
     Fourth Quarter................................ $5 5/8   $ 15     $ 6 7/16

  On March 31, 1998, the last sale price for the Common Stock reported on the Nasdaq National Market was $0.875 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected statement of operations data for each of the five years in the period ended December 31, 1997 are derived from financial statements of the Company.

                                          YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1997      1996     1995      1994      1993
                                --------  --------  -------  --------  --------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                   DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.....................  $ 50,858  $ 69,699  $55,673  $ 36,379  $ 25,931
Operating income (loss).......   (35,852)  (11,688)   4,989   (19,920)  (20,472)
Net income (loss).............   (38,201)  (12,571)   3,478   (21,927)  (20,964)
Net income (loss) applicable
 to common shareholders.......   (42,071)  (12,571)  (3,478)  (21,927)  (20,964)
Pro forma net loss per
 share(1)(2)..................        --        --       --     (5.08)       --
Basic earnings (loss) per
 share applicable to common
 shareholders.................     (2.90)    (0.91) $  0.65        --        --
Shares used in computing pro
 forma net loss per share(1)..        --        --       --     4,319        --
Shares used in computing Basic
 earnings (loss) per share(1).    14,529    13,890    5,339        --        --
Diluted earnings (loss) per
 share........................     (2.90)    (0.91) $  0.41        --        --
Shares used in computing
 diluted earnings (loss) per
 share........................    14,529    13,890    8,534        --        --
BALANCE SHEET DATA:
Cash and cash equivalents(3)..       624     1,572    2,987     2,558     2,462
Working capital...............      (143)   25,934   25,671     5,083     8,529
Total assets..................    32,495    61,269   48,870    29,657    29,591
Convertible Debenture.........     1,741        --       --        --        --
Redeemable convertible
 preferred stock..............     8,500        --       --    49,339    30,469
Total shareholders' equity
 (deficit)....................  $  3,617  $ 30,065  $28,584  $(42,570) $(21,028)

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. The loss per share data in 1993 is not presented as the period was prior to the Company's initial public offering.
(2) The Company has not paid any cash dividends in any of the years presented.
(3) Excludes approximately $1.3 million and $5.4 million of restricted cash which collateralized outstanding trade letters of credit at December 31, 1994 and 1993, respectively. At December 31, 1997, 1996 and 1995, there was no restricted cash collateralizing outstanding letters of credit.

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

  The Company has achieved cumulative net sales of approximately $239 million through December 31, 1997, although it had an accumulated deficit as of December 31, 1997 of approximately $94.7 million. In 1995, the Company was able to secure financing to ensure that its products were introduced in time to take advantage of the holiday selling season. In 1996, the Company's financial results were adversely affected by a number of issues, including a weak retail environment which caused retailers to defer orders and later than anticipated shipment of the Company's V-Link product, compounded in part by the voluntary suspension of V-Link shipments pending resolution of market approval issues from the Federal Communications Commission. In 1997, the Company's financial results were severely impacted by discounts and allowances, and write-offs of obsolete and slow-moving inventory and royalty advances. A large portion of these write-downs related to the V-Link and T.R.A.P.s product lines, which were discontinued in 1997. The Company also experienced sales shortfalls due to declining shipments in its YES! Gear category compared to the prior year, and disappointing results in several of its new product introductions, specifically the Pre-School and YES! Extreme categories.

  The production and shipment of the Company's 1998 products is subject to a number of risks, and there can be no assurance that the Company will be able to complete the development, tooling, manufacture or successful marketing of its 1998 products. This risk is compounded by the large number of new products the Company is introducing in 1998, including Air Vectors SFX, Yak Live, and Teddy Ruxpin, each of which is still in the developmental stage and which involves complicated development and tooling issues. Teddy Ruxpin and Yak Live are not expected to ship until late in the third quarter, and in the event there is a delay in the final development, tooling, production or transport of these products, they may not ship until even later in the year, if at all, which could have a material adverse impact on the Company.

  The Company constantly evaluates the toy markets and its development and manufacturing schedules. As the year progresses, the Company may elect to reduce the number of products it currently plans to ship in 1998 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1998 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, as applicable.

  The Company experienced a severe revenue shortfall in 1997 and was not able to adjust its overhead to compensate for the effect of the shortfall. The Company was also forced to take significant write-downs to recognize market factors relating to products already shipped with slow retail sell-through, as well as items in the Company's inventory which needed to be sold or written down below cost. The Company also incurred write-offs relating to royalty advances for product which it never introduced to the market or removed from distribution prior to achieving the guaranteed minimum royalty.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statement of operations for the years ended December 31, 1997, 1996 and 1995, and the relevant percentage of net sales represented by certain income and expense items:

                                      YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                                1997               1996              1995
                          -----------------  -----------------  ----------------
                           AMOUNT   PERCENT   AMOUNT   PERCENT  AMOUNT   PERCENT
                          --------  -------  --------  -------  -------  -------
                                       (DOLLARS IN THOUSANDS)
Net sales...............  $ 50,858   100.0%  $ 69,699   100.0%  $55,673   100.0%
Cost of sales...........    46,817    92.1     42,624    61.2    26,623    47.8
                          --------   -----   --------   -----   -------   -----
Gross profit............     4,041     7.9     27,075    38.8    29,050    52.2
OPERATING EXPENSES
Marketing, advertising &
 promotion..............     8,124    16.0     13,192    18.9     6,423    11.5
Selling, distribution &
 administrative.........    31,769    62.5     25,571    36.7    17,638    31.7
                          --------   -----   --------   -----   -------   -----
Total operating
 expenses...............    39,893    78.4     38,763    55.6    24,061    43.2
                          --------   -----   --------   -----   -------   -----
Operating income (loss).   (35,852)  (70.5)   (11,688)  (16.8)    4,989     9.0
Interest income.........        69     0.1        264     0.4        69     0.1
Interest expense........    (2,245)   (4.4)    (1,039)   (1.5)   (1,321)   (2.4)
Other expense, net......      (173)   (0.3)      (108)   (0.1)      (74)   (0.1)
                          --------   -----   --------   -----   -------   -----
Income (loss) before
 provision for income
 taxes..................   (38,201)  (75.1)   (12,571)  (18.0)    3,633     6.5
Provision for income
 taxes..................        --      --         --      --       185     0.3
                          --------   -----   --------   -----   -------   -----
Net income (loss).......  $(38,201)  (75.1)% $(12,571)  (18.0)% $ 3,478     6.2%
                          ========   =====   ========   =====   =======   =====

  The Company's anticipated fourth quarter loss was negatively impacted by significant charges of approximately $17.2 million relating to discounts and allowances ($8.1 million), inventories ($7.4 million), and royalty advances ($1.7 million). The Company began 1997 with significant inventories, both raw material and finished goods, related to V-Link. The Company had built its inventory position based on anticipated sales, but experienced a sales shortfall due to later than anticipated shipments and a sales interruption in December 1996 due to FCC approval issues. The Company expected to re-launch the product in the second half of 1997, but did not receive strong retail support. A retail test of the product at Thanksgiving 1997 showed disappointing results and the Company was forced to discount products already in the market. The Company has written down inventory to the lower of cost or market, and has since sold the majority of its finished goods inventory. All V-Link raw materials have been written off. Other significant write-offs of inventory and royalty advances are related to the Company's T.R.A.P.s product line, which has been discontinued.

  The Company also did not anticipate the low level of orders in the fourth quarter for its products that were performing well at retail. The Company regularly relies on sell through information collected by the Company to serve as one of a number of factors in estimating anticipated sales volumes. Customers did not place orders in quantities which were expected based upon sell through information available to the Company. This is indicative of retailers' increased reliance on just-in-time inventory practices that shifts risk of weak sales to the manufacturer, which must produce inventory prior to actual sales results.

  The Company expects its business will remain highly seasonal, and difficult to predict.

NET SALES

  The Company's worldwide net sales were $50.9 million in 1997, $69.7 million in 1996, $55.7 million in 1995 and $36.4 million in 1994. Products introduced in 1995 accounted for 9%, 35% and 45% of worldwide sales in 1997, 1996 and 1995, respectively. Products introduced in 1996 accounted for 38% and 54% of worldwide sales in 1997 and 1996, respectively. Products introduced in 1997 accounted for 46% of the Company's worldwide sales in 1997. In 1997, net sales of products introduced in 1997 were $23.4 million and net sales of products introduced before 1997 declined from $69.7 million in 1996 to $27.5 million. In 1996, net sales of products introduced in 1996 were $37.8 million, and sales of products introduced before 1996 declined from $55.7 million in 1995 to $31.9 million. In 1995, net sales of products introduced in 1995 were $25.1 million and sales of products introduced before 1995 declined from $36.4 million in 1994 to $30.6 million. The Company expects that newly introduced products will continue to account for a significant percentage of sales in the year they are introduced as the result both of expanding sales and the decline in sales of earlier products due to the relatively short life cycles of many products in the toy industry.

  Domestic net sales were $34.6 million in 1997, compared to $54.8 million in 1996 and $51.9 million in 1995. The decrease in 1997 compared to 1996 was attributable to the decline in the YES! Gear category as compared to prior the year and the disappointing results of several new product categories. The Company also experienced a significantly higher discount and allowance percentage which serves to decrease net sales. The Company also had difficulty in getting its full line of products into distribution at the major retailers, which negatively impacted sales and the Company's ability to execute effective advertising programs. The slight increase in 1996 over 1995 was attributable to the introduction of a number of new product lines and products in 1996 and was offset in part by lower than expected domestic sales in the fourth quarter of 1996, and the decrease in unit sales and average selling price of the Company's older product lines.

  The Company's Yak Bak and Power Penz product lines together accounted for a significant percentage of the Company's sales in 1997, 1996 and 1995, comprising 51%, 72% and 50% thereof, respectively. In 1997, 1996 and 1995, the Company's Yak Bak items accounted for approximately 25%, 46% and 47% of the Company's sales, respectively. The Company's Power Penz products accounted for 26%, 22% and 3% of the Company's sales in 1997, 1996 and 1995, respectively, following the introduction of the Power Penz in 1995. The sales volume in Power Penz shifted to a higher percentage of international. In addition, in 1996 the Company sold a number of Yak Bak and Power Penz products together; these sales accounted for approximately 4% of the Company's 1996 net sales. The Licensed Food category including Mrs. Fields and Baskin Robbins accounted for approximately 19% and 7% of the company's sales in 1997 and 1996, respectively. In March 1998, the Company sold the Licensed Food category and its YES! Girls line. No other product line accounted for more than 10% of the Company's sales in 1997 or 1996, although one product line, Comes To Life Books(TM), accounted for 17% of the Company's sales in 1995. Although the Company expects that its revenue base will be less concentrated on any one line of products in 1998 as compared to previous years, the Company expects that YES! Gear, in particular the Yak Bak items, and the Power Penz will continue to account for a significant portion of the Company's revenues in 1998.

  International net sales were $16.3 million in 1997 compared with $14.9 in 1996 and $3.8 million in 1995. International sales were substantially higher in 1997 than 1996 due to the significant growth in the European market. The Company was successful in establishing a strong European network, as well as diversifying its Pacific Rim distribution from its major concentration in Japan into other Asian markets. Sales to distributors in Pacific Rim countries comprised a substantial portion of the Company's 1997 international sales. The Company expects that growth in 1998 will come primarily from new product introductions. International sales represented 32% of worldwide sales in 1997, and 21% and 7% of worldwide sales in 1996 and 1995, respectively.

  The Company recognizes revenue upon shipment of product and computes net sales by concurrently deducting for sales returns and allowances, including allowances for defective returns, price protection, mark downs and other returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company's product mix, defective product allowances or other sales allowances.

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

COST OF SALES

  Cost of sales were approximately $46.8 million, $42.6 million and $26.6 million in 1997, 1996 and 1995, respectively. Cost of sales were approximately 92%, 61% and 48% of net sales in 1997, 1996 and 1995, respectively. The increase in cost of sales in 1997, in absolute dollars was due primarily to the write-down of slow moving and obsolete inventory ($7.4 million) partially offset by the decrease in sales volume and its related impact on cost of sales ($3.8 million). The write-offs related primarily to raw materials, work-in-progress, and finished goods for the Company's V-Link and T.R.A.P.s product lines, which were discontinued. The increase as a percentage of sales is due to the significant number of products sold at significant discounts during the year and the write-off of inventories to lower of cost or market. In addition, the higher percentage of international sales, which have lower associated gross margins, had an impact on the overall percentage. International prices are lower than domestic prices because the purchaser is responsible for the cost of importing and promotion of the product.

  The increase in cost of sales in absolute dollars in 1996 from 1995 was $16.0 million. The increase in cost of sales in 1996, in absolute dollars, was the result of increased sales volume ($14.2 million), an increase in inventory write-downs, primarily as a result of lower than expected sales in the fourth quarter of 1996 ($2.3 million), and an increase in other costs of sales ($463,000) offset by lower product costs ($1.0 million). In addition to the foregoing, the increase in cost of sales as a percentage of sales in 1996 from 1995 was also due to an increase in the provision for sales returns and allowances in relation to sales as a result of lower than expected retail sales in the fourth quarter, reduced selling prices, and a higher percentage of international sales, which have lower associated gross margins as a result of product prices which are lower than domestic prices due to lower operating expenses and competitive factors.

FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of 1997, the Company recorded write-downs of inventory of $7.4 million, and recorded additional discounts and allowances of $8.1 million. This compares to write-downs of $2.9 million and $2.3 million respectively in the fourth quarter of 1996. The Company also incurred write-downs related to royalty advances of $1.7 million. The write-down in 1997 related to slow-moving inventory and lower of cost or market write-offs regarding inventory, and increased discounts for slow retail sell-through of the Company's product lines. Royalty advance write-downs were related to discontinued products. The Company recognized these discounts and allowances and write-downs in the fourth quarter when it determined that retail sell-through was not strong enough to move the products through the retail channel at its normal price structure, and that products would not be continued into subsequent years.

OPERATING EXPENSES

                                           YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1997            1996            1995
                                --------------- --------------- ---------------
                                AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                                ------- ------- ------- ------- ------- -------
Marketing, advertising &
 promotion..................... $ 8,124  16.0%  $13,192  18.9%  $ 6,423  11.5%
Selling, distribution &
 administrative................  31,769  62.5    25,571  36.7    17,638  31.7
                                -------  ----   -------  ----   -------  ----
  Total operating expenses..... $39,893  78.4%  $38,763  55.6%  $24,061  43.2%
                                =======  ====   =======  ====   =======  ====

  Operating expenses increased by $1.1 million in 1997 from 1996. The net increase in 1997 was due to significantly higher selling, distribution and administrative expenses which were offset by reduced marketing, advertising, and promotion expenses. The increase in selling distribution and administrative expenses was primarily due to royalty advance write-downs, legal expenses, and increased cost of production. Operating expenses in 1996 increased by $14.7 million from 1995. The increase in 1996 was primarily the result of higher variable expenses associated with higher sales and higher fixed and marketing expenses required to support new product introductions and expected higher sales volume. Operating expenses as a percentage of net sales increased to 78% in 1997 as compared to 56% in 1996 and 43% in 1995. The increase in 1997 as compared to 1996 was primarily the result of a significant shortfall in expected net sales. The increase in 1996 as compared to 1995 was primarily the result of a significant shortfall in expected net sales in the fourth quarter of 1996.

  A significant portion of the Company's operating expenses are fixed and do not vary with sales. Consequently, if sales volumes fall below expectations, the Company's financial results are likely to be materially adversely affected.

  Marketing, Advertising and Promotion. Marketing, advertising and promotional expenses decreased $5.1 million in 1997 from 1996 to a total of $8.1 million, due to the Company's inability to obtain full distribution of its product lines into the major retailers. Because it was unable to achieve full distribution, the Company reduced its spending in the areas of co-op advertising and media. Marketing, advertising and promotional expenses increased $6.8 million in 1996 from 1995. This increase was to promote retail sales at expected volumes which substantially exceeded actual sales in the fourth quarter of 1996.

  Selling, Distribution and Administrative. Selling, distribution and administrative expenses increased $6.2 million in 1997 from 1996 to a total of $31.8 million, and increased as a percentage of sales to 62.5% from 37% for the comparable periods. The increase in absolute dollars was the result of higher production costs, including tooling amortization, of $1.2 million; increased royalty expense due to the write-down of royalty advances of $2.6 million; higher product development expense of $900,000; increased sales expense due to a greater percentage of independent sales representatives and retail sales mix of $773,000; and an increase in legal expenses, due mainly to litigation, trademark, and licensing costs, of $766,000. The increase as a percentage of sales was due to a significantly lower sales base, write-downs, and the Company's fixed overhead structure not adjusting to meet the lower sales volume.

  Selling, distribution and administrative expenses increased $7.9 million in 1996 from 1995 to a total of $25.6 million, and increased as a percentage of sales to 37% from 32% for the comparable periods. The increase in absolute dollars resulted from higher variable expenses associated with higher sales volume, including an increase of $319,000 for outbound freight, $1.5 million for royalty expense, and $356,000 for customer service and distribution, in addition to higher costs required to support expected higher sales volumes, including increases of $669,000 for operations support, $1.8 million for product development, $1.3 million for sales expense, and $1.4 million for general and administrative expenses. The increase in 1996 as a percentage of sales was due to higher fixed expenses incurred in anticipation of greater sales volume in the fourth quarter of 1996 than occurred, offset in part by the Company's ongoing efforts to maintain low fixed expenses.

INTEREST EXPENSE

  The following table shows interest expense and interest income for the applicable periods:

                                        YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------
                                  1997              1996              1995
                             ----------------  ----------------  ----------------
                             AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                             -------  -------  -------  -------  -------  -------
                                         (DOLLARS IN THOUSANDS)
Interest income............. $    69    0.1%   $   264    0.4%   $    69    0.1%
Interest expense............ $(2,245)  (4.4)%  $(1,039)  (1.5)%  $(1,321)  (2.4)%

  Interest expense increased by $1.2 million in 1997 from 1996. This increase was primarily the result of increased borrowing under the Company's credit facility for working capital purposes, and an increase of $790,000 related to discounts incurred on the convertible debentures issued by the Company in March 1997, which were cancelled in exchange for convertible debentures issued in July 1997, the aggregate principal amount of which was $1,927,000 as of December 31, 1997. Interest expense decreased by approximately $282,000 in 1996 from 1995. This decrease was largely due to decreased borrowing under the credit facility due to higher cash balances maintained by the Company during the first half of 1996. The Company expects interest expense to decrease in 1998 due to decreased reliance on borrowings under the Company's credit facility and due to the debenture discounts not recurring in 1998.

OTHER EXPENSE, NET

  The increase in other expense, net in 1997 from 1996 was $65,000 and was due primarily to foreign currency exchange losses and administrative costs incurred in connection with the Company's line of credit. The decrease in other expense, net in 1996 from 1995 was $34,000.

INCOME TAXES

  The Company had no income tax provision for 1997 or 1996, as the Company had pre-tax losses of $38.2 million and $12.6 million, respectively. The Company's provision for income tax for 1995 of $185,000 represented an effective tax rate of five percent and was solely attributable to federal and state and foreign income taxes.

  At December 31, 1997, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $58.0 million and $27.0 million, respectively. The federal losses will expire in the years 2008 though 2013, and the state losses will expire in the years 1999 through 2003, if not utilized. Utilization of the net operating loss carryovers may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization. See Note 10 of Notes to Consolidated Financial Statements.

SEASONALITY

  The Company's business continues to be highly seasonal, with a majority of shipments to retailers occurring during the last five months of the year. The Company's operating results have varied significantly in the past, and are expected to vary in the future, from quarter to quarter. The Company expects that a majority of its product will ship in the third and fourth quarters, and a substantial portion of its accounts receivable will be collected in the fourth and first quarters. The effect of seasonality, common in the toy industry, has been exaggerated in the Company's case because of the introduction of the Company's new product lines which represented a significant portion of the Company's net sales in the third and fourth quarters of 1997, 1996 and 1995. In 1997 and 1996, seasonality was compounded by the poor retail environment during the respective holiday season that caused retailers to not place reorders in the quantities expected.

  The following table shows the net sales of the Company for each of the past twelve quarters:

                             NET SALES BY QUARTER

                                              YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1997           1996           1995
                                    -------------- -------------- --------------
                                    AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                    ------ ------- ------ ------- ------ -------
                                               (DOLLARS IN THOUSANDS)
   March 31........................ $ 9.0     18%  $ 8.9     13%  $ 5.7     10%
   June 30.........................  12.6     25    11.6     17     4.7      9
   September 30....................  17.8     35    29.6     42    18.6     33
   December 31.....................  11.5     22    19.6     28    26.7     48
                                    -----    ---   -----    ---   -----    ---
     Total......................... $50.9    100%  $69.7    100%  $55.7    100%
                                    =====    ===   =====    ===   =====    ===

  Because of the highly seasonal nature of the Company's business, the Company may not be able to accurately predict retailer order trends, given that many retailers make final reorder decisions in the fourth quarter, and often after the date by which the Company must make manufacturing commitments to build inventory in anticipation of retailer demand. This accounted for the percentage decrease in fourth quarter shipments in 1997 from 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had cash and cash equivalents of approximately $624,000, a decrease of $1.0 million from approximately $1.6 million at December 31, 1996. This decrease in cash and cash equivalents was due to $300,000 provided by operating activities and $3.3 million provided by financing activities, offset by $4.5 million used in investing activities.

  Cash generated by operating activities was primarily the result of the Company's net loss of $38.2 million, a decrease in inventory of $12.7 million, a decrease in prepaid expenses, royalties, and other current assets of $4.4 million, an increase in accounts payable and accrued liabilities of $3.5 million, a decrease in accounts receivable of $13.3 million, depreciation and amortization of $3.2 million, and advertising expenses funded by inventory of $614,000.

  Cash used in investing activities was primarily for the acquisition of tooling and other equipment of $4.6 million.

  Cash provided by financing activities was due primarily to the proceeds from the issuance of preferred stock and convertible debentures in the amount, net of cash, of approximately $9.3 million, which was offset in part by net pay downs of approximately $6.0 million of the Company's line of credit.

  In March 1998, Company sold its Licensed Food line, including its Mrs. Fields Baking Factory and Baskin-Robbins Ice Cream Maker products, and its girls activity business unit, including its Dance Studio and Cheer Leader products, to Wham-O, Inc. The total purchase price included $9.8 million in cash for purchase of the lines and related inventory, a contingency payment of up to $2.5 million to be earned based upon certain performance criteria for the food line in the first year, royalties of up to $5.5 million over a seven year period and an allocation of $50,000 of such purchase price to Donald Kingsborough as compensation for his agreement to a noncompete provision in the asset purchase agreement.

  Since its inception, the Company's internally generated cash flow has not been sufficient to finance trade receivables, inventory, capital equipment requirements and new product development, or to support operations. The Company has met its capital requirements to date primarily through the initial public offering of the Company, which generated net proceeds to the Company of approximately $10.9 million, the exercise of IPO Warrants which generated approximately $19.7 million, the private sales of approximately $50.0 million of equity securities, borrowings of $2.0 million of long-term convertible subordinated notes (now repaid), borrowings under short term loans from certain stockholders, borrowings under bank loans guaranteed by certain shareholders, borrowings under a factoring agreement with a group of banks, borrowings under a Loan and Security Agreement with Congress Financial Corporation Western (now repaid), and borrowings under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995, as amended (the "ARM Agreement"). In addition, in the first quarter of 1997, the Company raised net proceeds of approximately $9.3 million from the sale of convertible debentures, preferred stock and warrants and satisfied trade debt of $3.1 million by issuing common stock to several of its vendors .

  To meet seasonal working capital requirements during 1998, the Company anticipates borrowing substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement. As of December 31, 1997, the Company was required to maintain a monthly quick ratio of 1:1 under the ARM Agreement. The ratio at December 31, 1997 was 0.5:1 and the Company obtained a waiver for the month of December 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a monthly quick ratio of 0.5:1 be maintained for the quarter ending March 31, 1998, which ratio shall decrease to 0.4:1 as of June 30, 1998 and increase to 0.5:1 thereafter. As of December 31, 1997, the ARM Agreement required that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a retrospective rolling four quarter basis be maintained. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1997. The Company has obtained a waiver from BNY with regard to this covenant for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a prospective rolling four quarter basis be maintained for the year beginning January 1, 1998 and reverts back to a retrospective rolling four quarter basis effective January 1, 1999. A tangible net worth of $32 million at December 31, 1997 was required under the ARM Agreement. As of December 31, 1997 the Company had a tangible net worth of $3.5 million. The Company has obtained a waiver with respect to this requirement from BNY Financial Corporation for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require a tangible net worth of $6.9 million at March 31, 1998, $3.8 million at June 30, 1998, and $4.3 million at September 30, 1998 and $3.0 million at December 31, 1998. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business or to grant security interests in the assets of the Company. As of December 31, 1997, the Company had borrowings of $10.7 million under the ARM Agreement.

  Primarily as the result of write-downs in the fourth quarter of 1997, the Company's inventory decreased to $13.5 million on December 31, 1997 from $26.2 million on December 31, 1996. The Company believes that appropriate write-downs have been taken to reduce the carrying value to the lower of cost or market. However, there can be no assurance that the Company will be able to market and sell the excess inventory at prices above its carrying value or that gross margins will not be affected by a reduction in its realizable value.

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

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statement in this Form 10-K which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company

  While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

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

  History of Losses; Accumulated Deficit. The Company incurred operating losses of $38.2 and $12.6 million for the years ended December 31, 1997 and 1996, respectively. In 1997, the Company had a net cash outflow of $1.4 million. As a result of losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

  Dependence on 1998 Products. In 1998, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the W-3 Wild Water Weapons, Air Vectors SFX, Yak Live, Fistful of Aliens and Teddy Ruxpin. In addition, the Company also expects to expand its existing product lines in 1996, particularly its YES! Gear line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1997 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1997 product lines, the Company's operating results and financial condition would be materially adversely affected.

  Dependence on Yak Bak and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear brand and consist of Yak Bak and Power Penz products. The Company had a significant decline in the sales of its Yak Bak products in 1997 as compared to 1996 and, while Power Penz revenues were stable, gross margins on its Power Penz sales declined due to a shift from domestic to international sales. These product lines accounted for 51% and 72% of net sales in 1997 and 1996 respectively. The Power Penz brand accounted for 26% and 22% of net sales in 1997 and 1996 respectively. The Company expects these brands to continue to account for a substantial percentage of the Company's business, but there can be no assurance that they will be able to sustain sales at the 1997 level, or at a level necessary to maintain its overall sales and revenues. In addition, a number of toy manufacturers have attempted to duplicate the Company's success in these areas and there can be no assurance that the sale of these competitive products will not impact the sale of the Yak Bak or Power Penz product lines.

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

  Changes in 1998 Product Line. The Company constantly evaluates the toy markets and its development and manufacturing schedules. As the year progresses, the Company may elect to reduce the number of products it currently plans on shipping in 1998 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1998 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, if applicable.

  Sales Concentration Risk. The Company's ten largest customers accounted for 73%, 85% and 87% of sales for the years ending December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 13% of net sales, respectively. For the year ended December 31, 1996, the same two customers accounted for approximately 21% and 20% of net sales, respectively, and for the year ended December 31, 1995, TRU and Wal-Mart each accounted for 27% of net sales. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

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

  Seasonality. Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. Accordingly, the Company expects that its operating results will vary significantly from quarter to quarter, particularly in the third and fourth quarters, when the majority of products are shipped, and the first quarter, when a disproportionate amount of receivables are collected and trade credits are negotiated. In addition, although indications of interest are provided by retailers early in the year for product shipments for the December holiday season, committed orders are not placed until later in the year and, even when placed, such orders generally are cancelable at any time without penalty. Accordingly, the Company generally must enter into tooling, manufacturing media and advertising commitments prior to having firm orders. As a result, there can be no assurance that the Company can maintain sufficient flexibility with respect to its working capital needs or its ability to manufacture products and obtain supplies of raw materials, tools and components to be able to minimize the adverse effects of an unanticipated shortfall or increase in demand. Failure to accurately predict and respond to consumer demand may cause the Company to produce excess inventory which could materially adversely affect the Company's operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet retail demand, which could adversely impact the Company's relations with its customers.

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

  International Business Risk. The Company will rely in 1998 principally on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1995, 1996 and 1997 are 7%, 21% and 32%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. To date, substantially all of the Company's international sales have been denominated in US dollars and therefore the Company has not to date experienced any adverse impact from currency fluctuations. To the extent future sales are not denominated in US dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

  Dependence on Manufacturing Facilities Based in People's Republic of
China. The Company contracts for the manufacture of substantially all of its products with entities based in Hong Kong whose manufacturing facilities are located in the People's Republic of China. In 1998, Hong Kong became a sovereign territory of the People's Republic of China. While the People's Republic of China has provided assurances that Hong Kong will be allowed to maintain critical economic and tax policies, there can be no assurance that political or social tensions will not develop in Hong Kong that would disrupt this process. In addition, tensions between the Peoples Republic of China and the Republic of China (Taiwan), and the United States' involvement therein, could result either in a disruption in manufacturing in the China mainland or in the imposition of tariffs or duties on Chinese manufactured goods. Either event would have an adverse impact on the Company's ability to obtain its products or on the cost of these products, respectively, such that its operating results and financial condition would be materially adversely affected.

  Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1998, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if Donald Kingsborough, the Company's Chief Executive Officer, is not active in the management of the Company and is not replaced within ninety (90) days with a suitable individual of comparable experience and capability. In the event the Company falls out of compliance with the ARM Agreement, and BNY Financial Corporation does not provide financing, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

  Dependence on Key Personnel. The Company's future success will depend to a significant extent on the efforts of the key management personnel, including Donald D. Kingsborough, the Company's Chairman and Chief Executive Officer, Mark Shepherd, the Company's Chief Operating and Financial Officer and other key employees. The loss of one or more of these employees could have a material adverse effect on the Company's business. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, operations and sales personnel. There can be no assurance that the Company will be able to attract and retain the employees it needs to in order to ensure its success.

  Impact of Year 2000. The Company in the process of evaluating and updating its internal management information systems so that they will have the capability to manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. The Company expects to complete the updating of its current systems before 2000. Any new systems implemented by the Company would be Year 2000 compliant. Other participants in the Company's industry may also experience functional or data abnormality. Any failures on the part of the Company or the Company's manufacturers, lending institutions and key customers to ensure their respective software complies with Year 2000 requirements, could have a material adverse effect on the financial condition and results of operation of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required in Part III of this Report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

  The following sets forth certain information regarding the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors:

   NAME                   AGE POSITION
   ----                   --- --------
   Donald Kingsborough... 51  Chairman of the Board and Chief Executive Officer
   Mark Shepherd......... 42  Chief Operating Officer, Chief Financial Officer
   Sharon Duncan......... 46  Executive Vice President, International
   Tom Fritz............. 39  Executive Vice President, Marketing
   Leonard Ciciretto..... 41  Executive Vice President, Sales
   William Radin......... 67  Executive Vice President, Operations

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

  Mark Shepherd joined the Company in October 1997 as Chief Operating Officer and was named Chief Financial Officer in April 1998. From 1992 to 1995 he served as Senior Vice President and Chief Financial Officer for Galoob Toys, Inc., a toy company. Prior to joining the Company, Mr. Shepherd was most recently the Senior Vice President-Finance for Einstein/Noah Bagel Corp. a 500 store bagel retailer.

  Sharon Duncan joined the Company in July 1996 as Executive Vice President, International. From January 1990 to January 1992, she was Director of International Sales and Marketing for Galoob Toys, Inc., a toy company. She was promoted to Vice President, International Sales and Marketing for Galoob in January of 1992 and held that position through June 1996.

  Tom Fritz joined the Company in November 1993 as Director of Marketing and was promoted to Executive Vice President, Marketing in September 1995. From 1991 until he joined the Company, Mr. Fritz was employed by Nestle Beverage Corporation, most recently as Business Director, Nestea.

  Leonard Ciciretto joined the Company in January 1998 as Executive Vice President, Sales. From 1990 until he joined the Company, Mr. Ciciretto was with Sega of America, most recently as Group Vice President of Sales. Prior to that title he held various sales management positions with Sega.

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

  The information required by this Item regarding the directors of the Company is incorporated by reference to the information set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information required in Item 11 of Part III of this Report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required in Item 12 of Part III of this Report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required in Item 13 of Part III of this Report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Index to Consolidated Financial Statements and Report of Ernst & Young, LLP, Independent Auditors.

  The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                            PAGE
                                                                            ----
     Report of Ernst & Young LLP, Independent Auditors..................... F-1
     Consolidated Balance Sheets........................................... F-2
     Consolidated Statements of Operations................................. F-3
     Consolidated Statements of Stockholders' Equity (Deficit)............. F-4
     Consolidated Statements of Cash Flows................................. F-5
     Notes to Consolidated Financial Statements............................ F-6

  (2) Financial Statement Schedules.

  The following financial statement schedule of the Company is filed as part of this report and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

                                                                           PAGE
                                                                           ----
     Schedule II -- Valuation and Qualifying Accounts.....................  S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

  (3) Exhibits.

     EXHIBIT
     NUMBER     DESCRIPTION
     -------    -----------
      3.1(1)    Certificate of Incorporation of Registrant, as amended.
      3.2(1)    Bylaws of Registrant.
      4.1(1)    Form of Registrant's Common Stock Certificate.
      4.2(1)    Form of Debenture dated July 25, 1997.
      4.3(1)    Form of Warrant dated March 18, 1997.
      4.4(1)    Certificate of Designation of the Series B Convertible
                Preferred Stock.
     10.1(1)(2) Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
     10.2(1)(2) 1992 Stock Option Plan and related agreements.
     10.3(1)(2) 1995 Profit Sharing Plan.
     10.4(1)(2) 1995 Stock Option Plan and related agreements.
     10.5(1)(2) 1995 Director Option Plan.
     10.6(1)    Acquisition Agreement dated as of December 31, 1992 by and between the Registrant and Intelligy Corporation.
     10.7(1)    Amendment to Acquisition Agreement dated as of December 31,
                1992 by and between the Registrant and Intelligy Corporation dated as of January 21, 1993.
     10.8(1)    Series B Stock Purchase Agreement dated as of January 27,
                1993 by and among the Registrant and the Purchasers (as
                defined therein).

     EXHIBIT
     NUMBER      DESCRIPTION
     -------     -----------
     10.9(1)     Amendment to Series B Stock Purchase Agreement dated as of
                 January 27, 1993 by and among the Registrant and the
                 Purchasers (as defined therein) dated as of February 5,
                 1993.
     10.10(1)    Note and Warrant Purchase Agreement dated as of June 4, 1993 by and among the Registrant and the Purchasers (as defined therein).
     10.11(1)    Amended and Restated Registration Rights Agreement dated as of June 17, 1994 by and among the Registrant and Holders (as defined therein).
     10.12(1)(3) Asset Purchase Agreement dated as of December 18, 1992 between the Registrant and Microsonics International, Inc.
     10.13(1)(3) License Agreement dated as of May 11, 1994 between the
                 Registrant and the Disney Publishing Group.
     10.14(1)(3) Product Development Agreement dated as of June 28, 1994 by and among the Registrant and the Licensors (as defined
                 therein).
     10.15(1)    Lease Agreement between the Registrant and Chawin Property,
                 Inc., dated as of March 1, 1993, for the facility located at
                 3875 Hopyard Road, Pleasanton, California.
     10.16(1)    Lease Agreement between the Registrant and Lincoln Hayward
                 VI, dated as of May 17, 1993, for the facility located at
                 1039-1055 Whipple Road, Hayward, California.
     10.17(1)    License Agreement dated as of January 13, 1993 by and
                 between the Registrant and Shoot the Moon Products, Inc.
     10.18(1)    Second Amendment to Lease between the Registrant and Chawin
                 Property, Inc., dated as of May 1, 1995, for the facility
                 located at 2875 Hopyard Road, Pleasanton, California.
     10.19(1)(3) License Agreement dated as of April 26, 1995 by and between the Registrant and Machina, Inc.
     10.20(1)(2) Employment Agreement by and between the Registrant and
                 William Radin.
     10.21(3)    Product Development and License Agreement by and between
                 Registrant and Machina, Inc. dated September 7, 1995.
     10.22(3)    Development and License Agreement by and between Registrant and Machina, Inc. dated April 26, 1995.
     10.23(3)    Product Development and License Agreement by and between
                 Registrant and Machina, Inc. dated June 16, 1995, as
                 amended.
     10.24(3)    Product Development and License Agreement by and between
                 Registrant and Machina, Inc. dated June 27, 1995.
     10.25(1)    Accounts Receivable Management and Security Agreement by and
                 between Registrant and BNY Financial Corporation dated July
                 31, 1995.
     10.26       First Amendment to Accounts Receivable Management and
                 Security Agreement by and between Registrant and BNY
                 Financial Corporation dated July 31, 1995.
     10.27       Second Amendment to Accounts Receivable Management and
                 Security Agreement by and between Registrant and BNY
                 Financial Corporation dated July 31, 1995.
     10.28       Third Amendment to Accounts Receivable Management and
                 Security Agreement by and between Registrant and BNY
                 Financial Corporation dated July 31, 1995.
     10.29(3)    Product Development and License Agreement by and between
                 Registrant and Machina, Inc. dated August 31, 1995.
     10.30(3)    License Agreement by and between Registrant and Mrs. Fields
                 Development Corporation dated September 30, 1995.
     10.31(3)    License Agreement by and among Registrant, Kiscom, Inc., and
                 Greg Hyman Associates dated November 18, 1995.

     EXHIBIT
     NUMBER   DESCRIPTION
     -------  -----------
     10.32(3) Royalty Agreement by and between Registrant and Shoot The Moon,
              Inc., dated December 27, 1995.
     10.33(2) 1996 Profit Sharing Plan.
     10.34(2) 1996 Executive Profit Sharing Plan.
     10.35(1) Third Amendment to Lease Agreement between Registrant and
              Lincoln Hayward VI dated May 17, 1996 for the facility located at 1006 Whipple Road, Hayward, California.
     10.36(1) Third Amendment to Lease Agreement between Registrant and
              Chawin Property, Inc. dated May 1, 1996 for the facility
              located at 3875 Hopyard Road, Pleasanton, California.
     10.37(1) Amended and Restated Securities Purchase Agreement dated July
              25, 1997 among Infinity Investors Limited, Fairway Capital
              Limited, Cappello & Laffer Capital Corp. and Registrant.
     10.38(1) Amended and Restated Registration Rights Agreement dated July
              25, 1997 among Infinity Investors Limited, Fairway Capital
              Limited, Cappello & Laffer Capital Corp. and Registrant.
     21.1(1)  Subsidiaries of the Registrant.
     23.1     Consent of Ernst & Young LLP, Independent Auditors.
     27.1     Financial Data Schedule for the year ended December 31, 1997.

--------
(1) Incorporated by reference to Exhibits filed with the following:
    Registration Statement on Form S-1 (File No. 33-91408), which became effective on June 7, 1995; Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 15, 1995; Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on October 31, 1995; Annual Report on Form 10-K for the year ended on December 31, 1995; Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 2, 1996; Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on October 31, 1996, which became effective on November 5, 1996; Post-Effective Amendment No. 4 on Form S-3 to the Registration Statement on Form S-1 (File No. 33-91408), which became effective on November 20, 1996; Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997, filed October 23, 1997; Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998; Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1997.
(2) Indicates management compensatory plan, contract or arrangement.
(3) Confidential treatment has been previously granted for certain portions of these exhibits.
(b) The Registrant filed no reports on Form 8-K in the third quarter of 1997.
(c) See Exhibits listed under Item 14 (a) (3).
(d) The financial statement schedules required by this item are listed under 14 (a) (2).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 15th day of April 1998.

                                          YES! ENTERTAINMENT CORPORATION

                                          By: /s/ Donald D. Kingsborough
                                            -----------------------------------
                                            Name: Donald D. Kingsborough
                                            Title: Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald D. Kingsborough and Mark C. Shepherd and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Donald D. Kingsborough        Chairman of the Board and       April 15, 1998
____________________________________ Chief Executive Officer
       Donald D. Kingsborough        (Principal Executive
                                     Officer)

      /s/ Mark C. Shepherd           Chief Financial Officer         April 15, 1998
____________________________________ (Principal Financial and
          Mark C. Shepherd           Accounting Officer)

      /s/ David C. Costine           Director                        April 15, 1998
____________________________________
          David C. Costine

       /s/ Esmond T. Goei            Director                        April 15, 1998
____________________________________
           Esmond T. Goei


                                            CONSOLIDATED FINANCIAL STATEMENTS

                                             YES! ENTERTAINMENT CORPORATION

                                            Years ended December 31, 1997 and
                                             1996 with Report of Independent
                                                         Auditors

                         YES! ENTERTAINMENT CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    CONTENTS

Report of Independent Auditors..............................................   1

Consolidated Financial Statements

Consolidated Balance Sheets.................................................   2
Consolidated Statements of Operations.......................................   3
Consolidated Statements of Stockholders' Equity (Deficit)...................   4
Consolidated Statements of Cash Flows.......................................   5
Notes to Consolidated Financial Statements..................................   6

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
YES! Entertainment Corporation

  We have audited the accompanying consolidated balance sheets of YES! Entertainment Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YES! Entertainment Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 27, 1998,
except for paragraph 4
of Note 5 and Note 16,
as to which the date is
March 26, 1998

                         YES! ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................. $    624  $  1,572
  Accounts receivable, net of allowance for doubtful
   accounts of $137 in 1997 and $465 in 1996................    8,659    21,956
  Inventories...............................................   13,513    26,194
  Prepaid royalties.........................................      955     4,045
  Prepaid expenses..........................................    1,254     1,868
  Other current assets......................................    1,989     1,489
                                                             --------  --------
Total current assets........................................   26,994    57,124
Property and equipment, net.................................    5,345     3,869
Intangibles and deposits, net...............................      156       276
                                                             --------  --------
Total assets................................................ $ 32,495  $ 61,269
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans payable............................................. $ 10,709  $ 16,712
  Accounts payable..........................................   11,716    12,565
  Accrued royalties.........................................    2,406     1,018
  Accrued liabilities.......................................    2,178       879
  Dividends payable.........................................      123        --
  Capital lease obligations.................................        5        16
                                                             --------  --------
Total current liabilities...................................   27,137    31,190
Capital lease obligations...................................       --        14
Convertible debentures......................................    1,741        --
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
   Authorized shares--2,000,000; issued and outstanding
    Series B--387,770 in 1997, none issued at December 31,
    1996; aggregate liquidation preference of $9,694,000....    8,500        --
  Common stock, $0.001 par value:
   Authorized shares--48,000,000 at December 31, 1997
   Issued and outstanding shares--15,537,159 in 1997 and
    14,044,422 in 1996......................................       16        14
  Additional paid-in capital................................   90,434    82,707
  Deferred compensation.....................................     (606)       --
  Accumulated deficit.......................................  (94,727)  (52,656)
                                                             --------  --------
  Total stockholders' equity................................    3,617    30,065
                                                             --------  --------
  Total liabilities and stockholders' equity................ $ 32,495  $ 61,269
                                                             ========  ========

See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31
                                                  -----------------------------
                                                    1997       1996      1995
                                                  --------   --------   -------
Net sales.......................................  $ 50,858   $ 69,699   $55,673
Cost of sales...................................    46,817     42,624    26,623
                                                  --------   --------   -------
Gross profit....................................     4,041     27,075    29,050
Operating expenses:
  Marketing, advertising, and promotion.........     8,124     13,192     6,423
  Selling, distribution, and administrative.....    31,769     25,571    17,638
Total operating expenses........................    39,893     38,763    24,061
                                                  --------   --------   -------
Operating (loss) income.........................   (35,852)   (11,688)    4,989
Interest income.................................        69        264        69
Interest expense................................    (2,245)    (1,039)   (1,321)
Other expense, net..............................      (173)      (108)      (74)
                                                  --------   --------   -------
(Loss) income before provision for income taxes.   (38,201)   (12,571)    3,663
Provision for income taxes......................        --         --      (185)
                                                  --------   --------   -------
Net (loss) income...............................   (38,201)   (12,571)    3,478
Non-cash dividends and discount on preferred
 stock..........................................    (3,870)        --        --
                                                  --------   --------   -------
Net (loss) income applicable to common
 stockholders...................................  $(42,071)  $(12,571)  $ 3,478
                                                  ========   ========   =======
Basic (loss) earnings per share applicable to
 common shareholders............................   $ (2.90)   $ (0.91)   $ 0.65
                                                  ========   ========   =======
Shares used in computing basic (loss) earnings
 per share......................................    14,529     13,890     5,339
                                                  ========   ========   =======
Diluted (loss) earnings per share...............   $ (2.90)   $ (0.91)   $ 0.41
                                                  ========   ========   =======
Shares used in computing diluted (loss) earnings
 per share......................................    14,529     13,890     8,534
                                                  ========   ========   =======

See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                          CONVERTIBLE                                                         NOTES AND
                           PREFERRED                                                           AMOUNTS        TOTAL
                             STOCK        COMMON STOCK   ADDITIONAL                           RECEIVABLE  STOCKHOLDERS'
                         --------------  --------------   PAID-IN   ACCUMULATED   DEFERRED       FROM         EQUITY
                         SHARES  AMOUNT  SHARES AMOUNT    CAPITAL     DEFICIT   COMPENSATION STOCKHOLDERS   (DEFICIT)
                         ------  ------  ------ -------  ---------- ----------- ------------ ------------ -------------
Balance at December 31,
1994...................   1,800  $  594     400 $   399   $    --    $(43,563)     $  --         $ --       $(42,570)
 Exercise of stock
 options...............      --      --      19      33        --          --         --           --             33
 Issuance of common
 stock.................      --      --   3,196  12,015        --          --         --           --         12,015
 Issuance of common
 stock warrants........      --      --      --     320        --          --         --           --            320
 Exercise of common
 stock warrants........      --      --   1,703   6,812        --          --         --         (842)         5,970
 Conversion of Series A
 convertible preferred
 stock to common stock.  (1,800)   (594)    120     594        --          --         --           --             --
 Conversion of
 redeemable convertible
 preferred stock to
 common stock..........      --      --   5,301  49,338        --          --         --           --         49,338
 Net income............      --      --      --      --        --       3,478         --           --          3,478
                         ------  ------  ------ -------   -------    --------      -----         ----       --------
Balance at December 31,
1995...................      --      --  10,739  69,511        --     (40,085)        --         (842)        28,584
 Reincorporation in the
 state of Delaware.....      --      --      -- (69,500)   69,500          --         --           --             --
 Exercise of stock
 options...............      --      --      47      --       160          --         --           --            160
 Exercise of common
 stock warrant.........      --      --   3,242       3    12,883          --         --           --         12,886
 Issuance of common
 stock related to
 Company's 401(k) plan.      --      --      16      --       164          --         --           --            164
 Payments of
 stockholder notes
 receivable............      --      --      --      --        --          --         --          842            842
 Net loss..............      --      --      --      --        --     (12,571)        --           --        (12,571)
                         ------  ------  ------ -------   -------    --------      -----         ----       --------
Balance at December 31,
1996...................      --      --  14,044      14    82,707     (52,656)        --           --         30,065
 Exercise of stock
 options...............      --      --      16      --        33          --         --           --             33
 Issuance of common
 stock related to
 Company's 401(k) plan.      --      --      40      --       145          --         --           --            145
 Issuance of common
 stock to vendors......      --      --     831       1     3,115          --         --           --          3,116
 Issuance of preferred
 stock, Series A.......      85   8,500      --      --        --          --         --           --          8,500
 Discount on preferred
 stock.................      --   1,487      --      --        --      (3,239)        --           --         (1,752)
 Issuance of common
 stock warrants........      --    (705)     --             1,131          --         --           --            426
 Amortization of
 warrants..............      --     230      --      --        --        (230)        --           --             --
 Cancellation of Series
 A preferred stock.....     (85) (8,500)     --      --        --          --         --           --         (8,500)
 Issuance of preferred
 stock, Series B.......     391   9,175      --      --        --          --         --           --          9,175
 Amortization of
 discount on issuance
 of preferred stock and
 debentures............      --  (1,487)     --      --     1,465          --         --           --            (22)
 Issuance of common
 stock due to preferred
 stock and debenture
 conversions...........     (16)   (408)    606       1     1,232          --         --           --            825
 Dividends on preferred
 stock.................      13     208      --      --        --        (401)        --           --           (193)
 Deferred compensation.      --      --      --      --       606          --       (606)          --             --
 Net loss..............      --      --      --      --        --     (38,201)        --           --        (38,201)
                         ------  ------  ------ -------   -------    --------      -----         ----       --------
Balance at December 31,
1997...................     388  $8,500  15,537 $    16   $90,434    $(94,727)     $(606)        $ --       $  3,617
                         ======  ======  ====== =======   =======    ========      =====         ====       ========

See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
OPERATING ACTIVITIES
Net (loss) income................................  $(38,201) $(12,571) $  3,478
Adjustments to reconcile net (loss) income to net
 cash provided by (used in) operating activities:
  Depreciation...................................     3,092     2,370     2,127
  Amortization...................................        77        87        56
  Debt discount and warrant amortization.........       709        --        --
  Advertising expenses funded by inventory.......       614     1,022       893
  Employer contribution to 401(k) plan funded
   with common stock.............................       145       164        --
  Changes in operating assets and liabilities:
   Accounts receivable...........................    13,297     4,304   (17,744)
   Inventories...................................    12,681   (15,166)      333
   Prepaid royalties, expenses and other current
    assets.......................................     4,371    (3,050)   (4,320)
   Accounts payable..............................       705     7,081    (5,463)
   Accrued royalties and liabilities.............     2,810      (382)      158
   Income taxes payable..........................        --        (3)       --
   Other long-term liabilities...................        --       (97)       58
                                                   --------  --------  --------
Net cash provided by (used in) operating
 activities......................................       300   (16,241)  (20,424)
INVESTING ACTIVITIES
Acquisition of property and equipment............    (4,568)   (3,470)   (1,397)
Decrease (increase) in intangibles and deposits..        55       (93)       18
                                                   --------  --------  --------
Net cash used in investing activities............    (4,513)   (3,563)   (1,379)
Financing activities
Decrease in restricted cash......................        --        --     1,251
Principle payments on convertible notes payable..        --    (2,000)       --
Net proceeds from loans payable..................    (6,003)    6,587     4,121
Principal payments on capital lease obligations..       (25)      (86)      (77)
Proceeds from issuance of convertible debentures.     1,385        --        --
Proceeds from issuance of redeemable convertible
 preferred stock, net of issuance costs..........     7,875        --        --
Proceeds from exercise of common stock options
 and common stock warrants, net of issuance
 costs...........................................        33    13,046    16,937
Proceeds from stockholders' notes receivable.....        --       842        --
                                                   --------  --------  --------
Net cash provided by financing activities........     3,265    18,389    22,232
                                                   --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................      (948)   (1,415)      429
Cash and cash equivalents at beginning at period.     1,572     2,987     2,558
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $    624  $  1,572  $  2,987
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid....................................  $  1,540  $  1,105  $  1,404
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Common stock issued in exchange for
 extinguishment of trade accounts payable........     3,116        --        --
Conversion of debentures and preferred stock into
 common stock....................................     1,233        --        --
Amounts receivable from stockholders upon
 exercise of warrants............................        --        --       842
Conversion of notes payable into common stock....        --        --     1,400

See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  YES! Entertainment Corporation (the Company) develops, manufactures, and markets a variety of toys and other children's products, including a variety of interactive products. The Company markets its products through domestic and international retailers and distributors.

  As of December 31, 1997, the Company had an accumulated deficit of $96,505,000, and for the year then ended incurred a net loss of $38,201,000. Management believes that the proceeds from the sale of two product lines (see
Note 16), the Company's line of credit, and cash from operations will support the Company's planned activities through the end of 1998. If the Company experiences unanticipated cash requirements during 1998, it could be required to reduce cash disbursements, reduce operating expenses, or seek additional financing. There can be no assurance that such additional financing would be available or that such financing would be available on acceptable terms.

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

 Reclassifications

  Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

 Revenue Recognition

  The Company recognizes revenue upon shipment of product and computes net sales by concurrently deducting a provision for sales returns and allowances, including allowances for defective returns, price protection, mark downs, and other returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company's product mix, defective product allowances, or other sales allowances. Actual amounts for returns and allowances may differ from the Company's estimate and such differences could be material to the financial statements. Revenue from licensing and royalties is recognized at the time payment for the same is received. Revenue from licensing and royalties has not, to date, constituted a significant portion of the Company's total revenues.

 Advertising Expense

  The cost of production related to advertising is expensed upon the first showing of the advertising and the cost associated with media time is expensed as incurred. The Company incurred approximately $6,481,000, $10,033,000, and $3,295,000 in advertising costs during 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, the Company had $2,105,000 and $2,583,000,
respectively, of prepaid advertising related to future advertising.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


 Research and Development

  Research and development expenses of approximately $5,483,000, $4,586,000, and $2,768,000 for the years ended December 31, 1997, 1996, and 1995, respectively, have been included in general and administrative expenses for financial statement purposes.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Raw materials................................................ $   496 $ 2,940
   Work-in-process..............................................     600     974
   Finished goods...............................................  12,417  22,280
                                                                 ------- -------
                                                                 $13,513 $26,194
                                                                 ======= =======

  The Company's inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels, and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the assets' estimated useful lives of one to five years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term.

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Equipment................................................... $ 1,883 $ 1,766
   Tooling.....................................................  10,158   6,169
   Furniture and fixtures......................................   2,389   2,113
   Leasehold improvements......................................     390     332
   Film........................................................     489     412
   Software....................................................     530     479
                                                                ------- -------
                                                                 15,839  11,271
   Accumulated depreciation....................................  10,494   7,402
                                                                ------- -------
                                                                $ 5,345 $ 3,869
                                                                ======= =======

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

 Intangible Assets

  Intangible assets of $156,000 and $276,000 at December 31, 1997 and 1996, respectively, consist primarily of product technology rights, patents, and trademarks. Intangibles are amortized on a straight-line basis over the estimated lives of the related assets of two to six years. Accumulated amortization as of December 31, 1997 and 1996 was $314,000 and $249,000, respectively.

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

2. PREPAID ADVERTISING

  During 1997 and 1996, the Company entered into various transactions whereby it exchanged $0 and $987,000 of inventory, respectively, for advertising credits to be used toward the purchase of media time. These transactions are reported at the estimated fair market value of the inventory exchanged, which approximated cost. The agreements allow the Company to use the advertising credits in lieu of up to 25% of the cost of media purchased. The credits expire in August 2000. During 1997 and 1996, the Company utilized $614,000 and $1,022,000, respectively, of these credits for advertising.

  At December 31, 1997 and 1996, the Company had advertising credits in the amount of $1,254,000 and $1,868,000, respectively, which were included in prepaid assets.

3. CONCENTRATIONS OF CREDIT RISK

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

4. CERTAIN OTHER RISKS

 Stock Balancing, Price Protection, and Advertising Allowances

  Many companies in the toy industry allow retailers to return slow-moving products for credit/replacement (referred to as stock balancing), discount prices of existing products, provide for certain advertising allowances and credits, or give other sales incentives to customers. The Company has made such accommodations in the

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

past, including significant accommodations in fiscal 1997 with regard to slow-moving products. Due to the nature of the industry, including the volatility of consumer acceptance of product introductions, there can be no assurance that the Company will not make such accommodations in the future. Such accommodations could have a material adverse effect on the Company's operating results and financial condition.

 Seasonally of Sales

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

  The Company's sales to significant customers as a percent of net sales were as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31
                                                                  ----------------
                                                                  1997  1996  1995
                                                                  ----  ----  ----
   Toys R Us.....................................................  21%   21%   27%
   Wal-Mart......................................................  13%   20%   27%
   Tomy..........................................................   *    11%    *
   Kmart.........................................................   *    11%    *
   Kay-Bee.......................................................   *     *    12%

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

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

 Dependence on New Product Introductions

  The Company has introduced and expects to commence sales of new product lines during the current year. The Company expects that the new product lines will place great demands on management and other Company resources. There can be no assurance that the products under development by the Company will be successfully developed or, if they are successfully developed, that they will achieve market acceptance. If the Company is not able to complete development, tooling, manufacture, and successful marketing of these product lines, the Company's operating results and financial condition could be materially adversely affected.

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

5. NOTES PAYABLE AND FINANCING ARRANGEMENTS

  The Company has $30,000,000 available under the Accounts Receivable Management and Security Agreement (the "Agreement") that expires September 3, 2001. Borrowings under the Agreement are based on 50% of defined eligible accounts receivable and 40% of defined eligible inventories up to a maximum of $6,000,000. Borrowings under the line of credit can be applied to the issuance of letters of credit up to $16,000,000. Borrowings are collateralized by substantially all of the Company's assets, and the Company is subject to significant charges for early termination of the Agreement.

  At December 31, 1997 and 1996, borrowings were $10,709,000 and $16,712,000, respectively, and the Company had approximately $132,000 of letters of credit outstanding. The amount available under the line of credit at December 31, 1997 was approximately $13,254,000. Borrowings bear interest at 3% above the institution's reference rate (the higher of the prime rate or the Federal Funds Rate plus 1/2%). The interest rate was 11.50% and 11.25% at December 31, 1997 and 1996, respectively. In addition, the Agreement entered into with BNY Financial Corporation limits the Company's ability to pay dividends without the lender's consent.

  The Agreement contains covenants that require the Company to maintain a minimum tangible net worth and meet certain other financial ratios. The Company was not in compliance with the tangible net worth, quick ratio and profitability covenants at December 31, 1997 and has obtained a waiver from the financial institution with regard to these covenants for the year ended December 31, 1997.

  On March 26, 1998, the Company entered into an agreement with BNY Financial Corporation amending the covenants. The Company believes it will be in compliance with the amended covenants throughout 1998.

  In September 1997, the Company issued 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $5 per share to BNY in connection with an amendment of the Agreement. The warrants expire five years from issuance and were valued at $231,000 using the Black-Scholes pricing model. The amount is being amortized over the life of the warrant as a deferred loan cost which is included in other current assets.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

6. CONVERTIBLE DEBENTURES AND PREFERRED STOCK

  During March 1997, the Company issued $1,566,667 in convertible debentures and 85,000 shares of Series A convertible preferred stock at a par value of $0.001 per share for $100 per share to two investors for $8,500,000 (collectively the "March Securities"). In April 1997, approximately $696,000 of the convertible preferred stock, including accrued dividends, were converted to common stock. Effective April 30, 1997, the remaining March Securities plus accrued dividends and interest were cancelled in favor of $1,956,021 in convertible debentures and 390,846 shares of Series B convertible preferred stock at a par value of $0.001 per share for $25 per share for an aggregate value of $11,727,167 to the two investors and an investment bank.

  Holders of the Series B preferred stock are entitled to receive, when and as declared by the Board of Directors out of legally available funds, cumulative dividends at a rate of $1.28 per annum, payable in shares of Series B convertible preferred stock, quarterly. The Series B convertible preferred stock has no voting rights, has a liquidation preference of $25 per share plus all accrued but unpaid dividends, subject to adjustment, and is convertible at the option of the holder into shares of common stock at a discount to the fair market value of the Company's common stock near the time of conversion. The discount increases monthly from 11.75% beginning in November 1997 increasing to 18.75% in April 1998. The Series B convertible preferred stock is redeemable at any time in cash, at the option of the Company. Any redemption payments must be approved by BNY, the financial institution with which the Company has its current Accounts Receivable Management and Security Agreement. Any amount of the Series B convertible preferred stock remaining after five years will convert at the then-prevailing conversion price.

  The convertible debentures earn interest at 5% per annum, are due April 30, 2002, and are convertible any time after the earlier of (a) November 1, 1997 or (b) such time as the price of the Company's common stock exceeds a volume-weighted average price above $10 per share for 20 consecutive trading days after August 1, 1997, at the option of the holder, at a conversion price similar to that of the Series B convertible preferred stock. The convertible debentures are subordinated to the bank financing agreements. The debentures can be repaid at any time in cash, at the option of the Company.

  The discount resulting from the conversion feature of the Series B preferred stock has been accounted for as a dividend that is recognized as a return to the preferred shareholders. The discount resulting from the conversion of convertible debentures has been treated as an additional interest expense that is amortized over the discount period.

  The Company is not permitted by NASDAQ rules to issue in the aggregate more than 20% of its outstanding common stock as the result of the conversion of the Series B convertible preferred stock and convertible debentures and the exercise of the warrants without first obtaining stockholder approval. If the Company has not obtained stockholder approval and the investors seek to convert the outstanding Series B convertible preferred stock and convertible debentures into a number of common stock which exceeds 20% of the outstanding common stock, the Company could be required to redeem the outstanding Series B convertible preferred stock and repay the convertible debentures.

  In connection with the issuance of convertible debt and preferred stock, the Company issued warrants for the purchase of 300,000 shares of common stock at an exercise price per share of $3.55. The warrants expire March 18, 2002. The warrants were valued at $900,000 using the Black-Scholes pricing model and have been included in additional paid-in capital.

                         YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


7.  ROYALTIES

  The Company has acquired certain product rights and technologies from product designers and developers as well as the rights to certain well-known children's characters. These agreements generally provide for an advance royalty payment and subsequent royalty payments based on net sales of products utilizing the related technology or characters. Royalty expense under these agreements totaled $7,184,000, $4,586,000, and $3,065,000 in 1997, 1996 and 1995,
respectively. Future minimum royalty commitments under these agreements are approximately $857,000 at December 31, 1997.

  The Company has a license agreement with Shoot the Moon Products, Inc. (STM) pursuant to which the Company pays royalties for the use of the technology incorporated in one of the Company's products, T.V. Teddy. Prior to founding the Company, Donald D. Kingsborough, the Company's Chairman and Chief Executive Officer, was a shareholder of STM. In consideration of Mr. Kingsborough's contribution to the capital of STM of all of his shares, STM entered into an agreement with Mr. Kingsborough pursuant to which he is entitled to receive 15% of the royalties received by STM for three products, including T.V. Teddy. The amount to be paid to Mr. Kingsborough is based upon royalties paid on sales of the T.V. Teddy hardware and excludes sales of the encoded videotapes. During 1997, 1996, and 1995, royalty payments to STM for sales of T.V. Teddy hardware approximated $0, $7,700, and $335,000, respectively.

8. CAPITAL LEASE OBLIGATIONS

  The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. As of December 31, 1997 and 1996, equipment under capital lease arrangements included in property and equipment, aggregated approximately $303,000 and $348,000 at December 31, 1997 and 1996, respectively. Accumulated amortization totaled $297,000 and $319,000 at December 31, 1997, and 1996, respectively.

  Future minimum lease payments under capital lease obligations at December 31, 1997, are $5,000 for 1998.

9. OPERATING LEASE COMMITMENTS

  The Company leases its operating facilities under noncancelable operating leases expiring at various dates through 2000. The lease agreements contained scheduled rent increases over the terms of the lease, and rental expense is charged to operations on a straight-line basis over the lease term. The leases are secured by deposits of $156,000 and $210,000 at December 31, 1997 and 1996, respectively, which are included in other assets.

  Future minimum operating lease payments, net of sublease income, at December 31, 1997 are as follows (in thousands):

   1998................................................................  $1,486
   1999................................................................   1,444
   2000................................................................     757
   2001................................................................     757
   2002................................................................     757
   Thereafter..........................................................     228
                                                                        -------
                                                                         $5,429
                                                                        =======

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


  Total rental expense was approximately $1,313,000, $1,187,000, and $1,345,000, in 1997, 1996, and 1995, respectively. The Company subleased a portion of its Hong Kong subsidiary's facility under a noncancelable operating lease that expired in 1995. As such, the 1995 rental expense was offset by approximately $186,000 of sublease income.

10. INCOME TAXES

  There was no provision for income taxes in either 1997 or 1996, as the Company incurred pre-tax book losses of approximately $38,201,000 and $12,571,000, respectively. The Company's provision for income taxes of $185,000 for 1995 is solely attributable to federal and state minimum taxes and foreign income taxes.

  The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) to income (loss) before taxes as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
   Income tax (benefit) computed at the federal
    statutory rate................................. $(12,988) $(4,274) $ 1,294
   State taxes.....................................       --       --       25
   Foreign taxes...................................       --       --       50
   Temporary differences and net operating losses
    with no current tax benefit (benefited)........   12,988    4,274   (1,184)
                                                    --------  -------  -------
   Provision for income taxes...................... $     --  $    --  $   185
                                                    ========  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                DECEMBER 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   Deferred tax assets:
     Tax benefit of net operating loss carryforwards........ $ 21,611  $ 13,453
     Allowance for returns..................................    2,949     1,807
     Inventory reserves.....................................    2,937     2,177
     Capitalized research and development...................    2,027     2,505
     Reserves and accrued expenses..........................    3,323      (331)
                                                             --------  --------
   Total deferred tax assets................................   32,847    19,611
   Valuation allowance......................................  (32,847)  (19,611)
                                                             --------  --------
   Net deferred tax assets.................................. $     --  $     --
                                                             ========  ========

  Realization of deferred tax assets is dependent on future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1997 and 1996 has been established to reflect these uncertainties. The change in the valuation allowance was an increase of $13,236,000 and $4,484,000 in 1997 and 1996, respectively, and a decrease of $993,000 in 1995.

  At December 31, 1997, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $58,000,000 and $27,000,000, respectively. The federal losses will expire in the years

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

2008 through 2013, and the state losses will expire in the years 1999 through 2003, if not utilized. Utilization of the net operating loss carryovers may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50% of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

11. STOCKHOLDERS' EQUITY

 Common Stock

  In August 1997, the Company entered into agreements with certain vendors to satisfy indebtedness in an aggregate amount of approximately $3,116,000 with the issuance of 831,000 shares of its common stock.

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

  In addition to the warrants described above, the Company has the following additional warrants outstanding to purchase common stock at December 31, 1997:

                                                                          EXPIRATION
             NUMBER OF SHARES           PRICE PER SHARE                      DATE
             ----------------           ---------------                 --------------
               37,252                       $16.32                      November 1998
               35,990                       $12.60                      December 1998
              348,729                       $15.30                      July 1998
              217,265                       $16.32                      February 1999
              454,852                       $ 7.50                      August 1999
              150,000                       $ 5.00                      September 2000
              300,000                       $ 3.55                      March 2002

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997

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

  In August 1997, the Board of Directors approved the repricing of options granted to employees in 1996 as such options were in excess of the prevailing price of the Company's common stock. In order to restore incentives to these employees, the holders of the options were given the right to cancel their 1996 options in their entirety in consideration of the issue of new stock options for the same number of shares at an exercise price of $3.75 per share. The difference between the exercise price and the fair market value of the Company's common stock at the date of issue of the stock options, totaling approximately $606,000 has been recorded as deferred compensation and a component of stockholders' equity. The deferred compensation amount will be recognized as an expense as the shares and options vest over a period of four years.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


  Stock option activity under the 1992 Plan and 1995 Plan was as follows: (in thousands, except per share data)

                                                         OPTIONS OUTSTANDING
                                                      --------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                NUMBER   PRICE
                                                      AVAILABLE   OF      PER
                                                      FOR GRANT SHARES   SHARE
                                                      --------- ------  --------
   Balance at December 31, 1994......................      60      156   $1.90
     Options authorized..............................   1,404       --      --
     Granted.........................................  (1,243)   1,243    4.86
     Exercised.......................................      --      (19)   1.84
     Canceled........................................      71      (71)   2.02
                                                       ------   ------   -----
   Balance at December 31, 1995......................     292    1,309    4.70
     Options authorized..............................   1,500       --      --
     Granted.........................................  (1,218)   1,218   13.07
     Exercised.......................................      --      (47)   3.40
     Canceled........................................      64      (64)   6.45
                                                       ------   ------   -----
   Balance at December 31, 1996......................     638    2,416    9.11
     Options authorized .............................      --       --      --
     Granted.........................................  (1,693)   1,693    3.70
     Exercised.......................................      --      (16)   2.06
     Canceled........................................   1,461   (1,461)  10.54
                                                       ------   ------   -----
   Balance at December 31, 1997......................     406    2,632   $4.87
                                                       ======   ======   =====

  At December 31, 1997 and 1996, approximately 757,000 and 554,000 options, respectively, were exercisable under the plans.

  At December 31, 1997, options outstanding were as follows:

                                           OUTSTANDING OPTIONS EXERCISABLE
                                      ------------------------------------------
                            NUMBER     WEIGHTED               NUMBER
                         OUTSTANDING    AVERAGE   WEIGHTED EXERCISABLE  WEIGHTED
                            AS OF      REMAINING  AVERAGE     AS OF     AVERAGE
                         DECEMBER 31, CONTRACTUAL EXERCISE DECEMBER 31, EXERCISE
       EXERCISE PRICES       1997        LIFE      PRICE       1997      PRICE
       ---------------   ------------ ----------- -------- ------------ --------
       $ 1.50 --  2.25      816,422      $6.78     $2.17     264,958     $ 2.02
         5.25 --  6.00    1,280,344       9.00      3.91     440,797       3.93
         6.13 --  9.13      410,858       7.94      6.56       7,010       6.93
        10.69 -- 13.88      123,214       8.62     12.92      43,976      12.83
       ---------------    ---------      -----     -----     -------     ------
       $ 1.50 --$13.88    2,630,838      $8.13     $4.20     756,741     $ 3.80
       ===============    =========      =====     =====     =======     ======

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

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


  Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS
123. For options granted prior to the initial public offering in June 1995, the fair value for these options was estimated at the date of grant using the Minimum Value option pricing method with the following assumption for 1995: a risk-free interest rate of 6.37%; a dividend yield of 0%; and an expected life of options of five years. For options granted subsequent to the initial public offering, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 5.77% to 6.76% for 1997 and 6.23% for 1996; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .679 and .342 for 1997 and 1996, respectively; and a weighted average expected life of the option of five years. The weighted average fair value of these options granted were $3.70 and $1.84 for 1997 and 1996, respectively.

  The Minimum Value option valuation method may be used by nonpublic companies to value an award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Had compensation costs for the Company's stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net (loss) income and
(loss) earnings per share would have been the pro forma amounts indicated below:

                                                YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                             1997          1996         1995
                                         ------------  ------------  ----------
Net (loss) income....................... $(42,071,000) $(12,571,000) $3,478,000
Pro forma net (loss) income............. $(42,453,000) $(13,477,000) $3,314,000
Net (loss) earnings per share:
 Basic.................................. $      (2.90) $      (0.91) $     0.65
 Diluted................................ $      (2.90) $      (0.91) $     0.41
Pro forma (loss) earnings per share:
 Basic.................................. $      (2.92) $      (0.97) $     0.62
 Diluted................................ $      (2.92) $      (0.97) $     0.39

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

  In 1997, the Company issued 390,846 shares of Series B preferred stock in connection with a financing transaction. See Note 6.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


 Common Stock Reserved for Future Issuance

  Authorized shares of common stock reserved, are as follows (in thousands):

                                                                     DECEMBER 31
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
Stock option plans, including the 1992 Stock Option Plan,
 the 1995 Stock Option Plan, and the 1995 Director Option Plans..... 3,038 3,054
Issued and outstanding warrants..................................... 1,544 1,354
Undesignated preferred stock........................................ 1,609 2,000
                                                                     ----- -----
Total common stock reserved for future issuance..................... 6,189 6,408
                                                                     ===== =====

12. INDUSTRY AND GEOGRAPHIC INFORMATION

  The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors.

  The Company's geographic sales as a percent of net product sales were as follows:

                                                     YEARS ENDED DECEMBER 31
                                                     ---------------------------
                                                      1997      1996      1995
                                                     -------   -------   -------
United States.......................................      68%       79%       93%
Export:
Europe..............................................      16         3         2
Far East............................................       9        11         2
Other...............................................       7         7         3
                                                     -------   -------   -------
                                                         100%      100%      100%
                                                     =======   =======   =======

13. LITIGATION

  The Company is defending several shareholder lawsuits, as follows:

 The State Securities Class Actions

  Two class actions have been filed against the Company, Donald D. Kingsborough, Sol Kershner and Bruce D. Bower in the California Superior court of the County of Alameda: Wang v. YES! Entertainment Corporation et al., filed on April 15, 1997; and Miller v. YES! Entertainment Corporation et al., filed on July 3, 1997. In Miller , Gary L. Nemetz, a former director of the Company, is also named as a defendant.

  The Wang lawsuit is purportedly brought on behalf of purchasers of the Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It challenges certain statements made by defendants regarding the Company's V-Link product, as well as its impact on the Company's sales and profitability. The Wang lawsuit alleges that these statements violated Corporations Code Section 25400 and 25500, which provides a remedy to California residents against persons who make false or misleading statements while engaged in "market activity"; constituted "unfair competition" in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code Section 1709-1711.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


  The Miller lawsuit is based on the same facts as the Wang lawsuit, alleges a longer class period of March 29, 1996 to December 12, 1996, and challenges certain additional statements made by defendants. The Miller first amended complaint states only one count, which is for violation of (S)(S)25400 and 25500 of the California Corporations Code.

  In July 1997, a demurrer filed by defendants in the Wang action was sustained with leave to amend. Plaintiffs filed an amended complaint on September 29, 1997. On January 8, 1998, the court sustained without leave to amend defendant's demurrer to the causes of action for violations of Sections 25400 and 25500 of the California Corporations Code, and Section 17200 of the Business and Professions Code in the amended complaint. On January 19, 1998, the plaintiff filed a second amended complaint alleging only one count for violation of California Civil Code Section, 1709, 1711 and 1717. Defendants filed a demurrer to the second amended complaint which was sustained with ten days leave to amend on March 31, 1998. Plaintiff has not yet filed their amended complaint.

  On January 7, 1998, the defendants' demurrer to the first amended complaint of the Miller action was sustained with leave to amend. On January 19, 1998, plaintiff filed a second amended complaint. Defendants filed a demurrer to the second amended complaint which is scheduled to be heard in May 1998. In addition, the plaintiffs have served on the Company two separate requests for production of documents and have noticed the deposition of Donald D. Kingsborough with a request for the production of documents. A date for the deposition and production of documents has not yet been agreed upon.

 The Federal Securities Class Actions

  Three class actions were filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of
California: Harrow v. YES! Entertainment Corporation et al., filed on April 17, 1997; Takats v. YES! Entertainment Corporation et al., filed on June 11, 1997; and Siegel v. YES! Entertainment Corporation et al., filed on June 27, 1997. On August 6, 1997, the three Federal actions were consolidated for pre-trial proceedings and captioned In re YES! Entertainment Corp. Securities Litigation, Civil Action No. C-97-1388 MHP. On December 4, 1997, the action was referred to the Northern District of California. On August 18, 1997, all defendants filed a motion to dismiss the consolidated action. In response, on November 8, 1997, plaintiffs filed a first amended consolidated complaint for violation of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss the consolidated complaint on January 5, 1998. The hearing date for the motion is set for May 22, 1998. The Federal class actions are based upon claims under the federal securities laws, which impose liability on persons who make false or misleading statements in connection with the sale or purchase of securities.

  The State and Federal securities class action lawsuits have been tendered to the applicable directors and officers insurance carriers who have responded with a reservation of rights pending a final determination of coverage. Directors and officers insurance coverage totals $5 million. The primary insurance policy is subject to certain deductible and retention provisions.

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


  The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. However, no assurance can be given as to the outcome of the lawsuits. The Company believes it will incur substantial time and expense to defend these lawsuits, and an adverse result in any of the lawsuits would have a material effect on the Company's operating results and financial condition. The State and Federal actions seek compensatory and punitive damages, interest, attorneys' fees and other costs, as well as equitable relief to preserve defendants' assets. The inability of the Company to prevail in the lawsuits could have a material adverse effect on the Company's business, financial condition, and results of operations.

  The Company is involved from time to time in other litigation matters incidental to its business.

14. EMPLOYEE BENEFIT PLAN

  In July 1996, the Company restated the YES! Entertainment 401(k) Savings Plan (the Plan) to accommodate a matching contribution in the form of employer stock. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. Eligible employees include persons employed by YES! Entertainment Corporation on a substantially full-time basis for a period of at least one month. Participants in the Plan may make deferrals not less than 1% and not more than 20% of their annual compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company, at its discretion, may elect to make contributions to the Plan on behalf of its eligible participants. If the Company elects to do so, it will match 50% of employee contributions at the end of each quarter in the form of company stock. During 1997 and 1996, the Company made contributions in the form of company stock in the amount of $145,000 and $164,000, respectively.

15. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                       1997      1996     1995
                                                     --------  --------  ------
Numerator:
 Net (loss) income.................................. $(38,201) $(12,571) $3,478
 Non-cash dividends and discount on preferred stock.   (3,870)       --      --
                                                     --------  --------  ------
 Numerator for basic (loss) earnings per share-
  income available to common shareholders........... $(42,071) $(12,571) $3,478
                                                     ========  ========  ======
Denominator:
 Denominator for basic (loss) earnings per share-
  weighted average shares...........................   14,529    13,890   5,339
 Effect of dilutive securities:
  Employee stock options............................       --        --     574
  Preferred stock...................................       --        --   2,259
  Other dilutive securities.........................       --        --     362
                                                     --------  --------  ------
 Denominator for diluted earnings per share:
  Weighted average common shares and dilutive
   securities outstanding...........................   14,529    13,890   8,534
                                                     ========  ========  ======
Basic (loss) earnings per share..................... $  (2.90) $  (0.91) $ 0.65
                                                     ========  ========  ======
Diluted earnings per share.......................... $  (2.90) $  (0.91) $ 0.41
                                                     ========  ========  ======

                        YES! ENTERTAINMENT CORPORATION

                               DECEMBER 31, 1997


16. SUBSEQUENT EVENT

  In March 1998, the Company entered into a definitive agreement for Wham-O, Inc. to purchase the assets of YES!'s Food and Girls Activity product lines. The total purchase price includes approximately $9.8 million in cash for the purchase of the lines and related inventories, a $2.5 million contingency payment to be earned based upon certain performance criteria for the Food line in the first year, and royalties of up to $5.5 million over a seven year period.

  Sales from these product lines were $15.7 million, $5.1 million and $0 for 1997, 1996 and 1995.

  Gross margin from these product lines were $9.5 million, $2.8 million and $0 for 1997, 1996 and 1995.

                                                                     Schedule II

                         YES! ENTERTAINMENT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT CHARGED TO             BALANCE
                                     BEGINNING  COSTS AND              AT END
                                     OF PERIOD   EXPENSES  DEDUCTIONS OF PERIOD
                                     ---------- ---------- ---------- ---------
Year ended December 31, 1995:
 Allowance for doubtful accounts....  $   259    $   232    $    59    $   432
 Allowance for sales returns and al-
  lowances..........................    7,658      6,523     11,575      2,606
                                      -------    -------    -------    -------
                                      $ 7,917    $ 6,755    $11,634    $ 3,038
                                      =======    =======    =======    =======
Year ended December 31, 1996:
 Allowance for doubtful accounts....  $   432    $   192    $   159    $   465
 Allowance for sales returns and al-
  lowances..........................    2,606      9,939      7,365      5,180
                                      -------    -------    -------    -------
                                      $ 3,038    $10,131    $ 7,524    $ 5,645
                                      =======    =======    =======    =======
Year ended December 31, 1997:
 Allowance for doubtful accounts....  $   465    $   (70)   $   258    $   137
 Allowance for sales returns and al-
  lowances..........................    5,180     14,121      6,554     12,747
                                      -------    -------    -------    -------
                                      $ 5,645    $14,051    $ 6,812    $12,884
                                      =======    =======    =======    =======