Form 10-K/A
period 1997-12-31
YES ENTERTAINMENT CORP
filed 1998-04-30
CIK 943747

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                        TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to
                                          -----------   -----------

                        Commission file number 0-25916

                        YES! ENTERTAINMENT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                       94-3165290
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)

 3875 HOPYARD ROAD, SUITE 375, PLEASANTON, CALIFORNIA                   94588
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      Registrant's telephone number, including area code: (952) 847-9444

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                                                          NAME OF EACH EXCHANGE ON WHICH
                 TITLE OF EACH CLASS                                 REGISTERED
                 -------------------                      ------------------------------
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

  The following sets forth certain information regarding the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors:

            NAME          AGE                     POSITION
   ---------------------- --- -------------------------------------------------
   Donald Kingsborough... 51  Chairman of the Board and Chief Executive Officer
   Mark Shepherd......... 42  Chief Operating Officer, Chief Financial Officer
   Sharon Duncan......... 46  Executive Vice President, International
   Tom Fritz............. 39  Executive Vice President, Marketing
   Leonard Ciciretto..... 41  Executive Vice President, Sales
   William Radin......... 67  Executive Vice President, Operations

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

DIRECTORS OF THE COMPANY

                                                 PRINCIPAL OCCUPATION/
            NAME             AGE            POSITION HELD WITH THE COMPANY
 --------------------------- --- ----------------------------------------------------
 Mr. David C. Costine (1)(3) 56  President of Costine Management Co.; General Partner
                                  of Costine Associates, L.P. and Corporate Venture
                                  Partners, L.P.; Director of the Company
 Mr. Esmond T. Goei (2)(3)   47  Vice Chairman of the Board of Directors; Chairman of
                                  the Board of Directors and President of NHancement
                                  Technologies, Inc.; Director of the Company
 Mr. Donald D. Kingsborough  51  Chairman of the Board and Chief Executive Officer of
                                  the Company

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

  Mr. Costine has served as a director of the Company since January 1993. Since 1988, Mr. Costine has been a general partner of Costine Associates, L.P., which is the general partner of the venture capital firm Corporate Venture Partners, L.P. Since 1987, he has served as President of Costine Management Co., a venture capital firm. Mr. Costine also serves as a director of Microprose, Incorporated, a video game and software publisher (a Nasdaq National Market company), and Pathlight Technology, Inc.

  Mr. Goei has served as a director of the Company since September 1993, and as Vice Chairman of the Board of the Company since July 1996. Since July 1994, Mr. Goei has been Chairman of the Board, CEO and President of BioFactors Inc., a human resource software and services company, and of its successor company, NHancement Technologies, Inc., a systems integration company, since October 1996. Mr. Goei has worked independently in venture capital management since July 1992, and prior to that was Chief Executive Officer (North America) for Transpac Capital Pte. Ltd., a Singapore-based international venture capital management company that he co-founded in 1989. From October 1992 to February 1997, he was a General Partner of Transition Ventures L.L.P., a venture capital fund. Until April 1995, Mr. Goei was Chairman of the Board of Centigram Communications Corp., a leading telecommunications equipment manufacturer, and had been a board member since 1987. He has also served on the board of CliniCom, Inc., a patient care information systems company, since 1988.

  Mr. Kingsborough founded the Company in September 1992 and has served as Chairman of the Board and Chief Executive Officer since that time. From May 1989 to November 1992, Mr. Kingsborough was Chief Executive Officer of Intelligy Corporation, a developer of educational and child development products, including software. In February 1985, Mr. Kingsborough founded Worlds of Wonder, Inc., and served as its Chief Executive Officer until April 1988.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  Each nonemployee director of the Company receives a quarterly retainer of $2,000. In addition, Mr. Goei receives a monthly fee of $5,000 for his services as Vice Chairman of the Board; however, Mr. Goei waived such fee beginning in April 1997. In the fiscal year ended December 31, 1997, the total compensation paid to nonemployee directors was $42,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

  Each nonemployee director of the Company also receives stock option grants under the 1995 Director Stock Option Plan (the "Director Plan"). Only nonemployee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended (the "Code")) are eligible to receive options under the Director Plan.

  Options granted under the Director Plan are intended by the Company not to qualify as incentive stock options under the Code. Options granted under the Director Plan are non-discretionary. On the date of the first meeting of the Board of Directors in which an individual participates as a director, such individual is automatically granted an option to purchase 15,000 shares of Common Stock (an "Initial Option"). On July 31 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board of Directors who is not an employee of the Company and has served as a nonemployee director for at least six months or, where specified by the nonemployee director, an affiliate of such director, is automatically granted under the Director Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 7,500 shares of Common Stock of the Company (a "Director Option"). No other options may be granted at any time under the Director Plan. The exercise price of options granted to nonemployee directors and employee directors under the Director Plan is 100% and 110%, respectively, of the fair market value of the Common Stock subject to the option on the date of the option grant. Option shares subject to Initial Options vest at the rate of 1/48 per month and 25% of the option shares subject to Director Options vest 12 months after the date of grant, with the balance of the option shares vesting ratably thereafter at 1/48 per month. The term of options granted under the Director Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, each option either will continue in effect, if the Company is the surviving entity, or will be assumed or an equivalent option will be substituted by the successor corporation, if the Company is not the surviving entity.

  During the last fiscal year, the Company granted options covering 7,500 shares to each nonemployee director of the Company at an exercise price per share of $4.00; however, such options have not yet been issued. The fair market value of such Common Stock on the date of grant was $4.00 per share (based on the closing sales price reported in the National Market System for the date of grant). As of March 31, 1998, no options had been exercised under the Director Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                            SUMMARY OF COMPENSATION

  The following table shows, for the years ended December 31, 1997, 1996 and 1995, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1997, including two former executive officers who departed from the Company during fiscal year 1997 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                  ----------------------------------------------
                                                   SECURITIES
                                  SALARY  BONUS    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   ($)    ($)   OPTIONS (#)(1) COMPENSATION ($)
---------------------------  ---- ------- ------ -------------- ----------------
Donald D. Kingsborough....   1997 516,200     --    300,000           7,180 (2)
 President and Chief Exec-
  utive Officer              1996 457,450 33,645    300,000           7,176 (2)(3)
                             1995 275,500     --    225,000           1,099 (2)(4)
William Radin.............   1997 257,800     --     80,000              --
 Executive Vice President,
  Operations                 1996 257,800 27,694     80,000              --
                             1995 216,067     --     85,062             761 (2)
Sharon Duncan.............   1997 210,000     --     95,000              --
 Executive Vice President,
  International              1996 100,000     --     75,000              --
                             1995      --     --         --              --
FORMER OFFICERS:
Sol Kershner (6)..........   1997 337,000     --         --              --
                             1997 304,500 30,480    175,000             439 (2)
                             1997 156,672     --    125,000              --
Mark Bradlee (7)..........   1997 165,933     --         --          33,333 (5)
                             1996 209,600 18,598     25,000              --
                             1995 173,100     --     55,000              --

-------
(1) All 1997 option grants represent options issued in 1996 which were subsequently canceled, repriced and reissued in 1997. In addition to the repriced options, Ms. Duncan received options to purchase 20,000 shares in 1997.

(2) Represents premiums paid on life insurance.

(3) Does not include approximately $1,490 representing Mr. Kingsborough's share of royalties earned in 1996 by Shoot the Moon Products, Inc. ("STM").

(4) Does not represent approximately $50,250 representing Mr. Kingsborough's share of royalties earned in 1995 by STM.

(5) Represents severance pay.

(6) Mr. Kershner was Chief Financial Officer and Chief Operating Officer of the Company until October 13, 1997; he is no longer an employee of the Company.

(7) Mr. Bradlee was Executive Vice President, Sales of the Company until October 15, 1997; he is no longer an employee of the Company.

STOCK OPTION GRANTS AND EXERCISES

  The Company grants options to its executive officers under its 1992 Stock Option Plan (the "1992 Plan"), or its 1995 Stock Option Plan (the "1995 Plan"). As of December 31, 1997, options to purchase a total of 2,630,838 shares were outstanding under the Plans and options to purchase 406,826 shares remained available for grant thereunder.

  The following tables show for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                              OPTION GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                         ------------------------------------------
                                      PERCENT                         POTENTIAL REALIZABLE
                                      OF TOTAL                          VALUE AT ASSUMED
                          NUMBER OF   OPTIONS                         ANNUAL RATES OF STOCK
                         SECURITIES  GRANTED TO                       PRICE APPRECIATION FOR
                         UNDERLYING  EMPLOYEES  EXERCISE                 OPTION TERM (4)
                           OPTIONS   IN FISCAL   PRICE   EXPIRATION  ----------------------
          NAME           GRANTED (1)  YEAR (2)   ($/SH)   DATE (3)    5% ($)     10% ($)
------------------------ ----------- ---------- -------- ---------- ---------- ------------
Donald D. Kingsborough..   300,000     17.72%    $5.00    8/07/07      943,355    2,390,610
William Radin...........    80,000      4.73%    $3.75    8/07/07      188,667      478,122
Sharon Duncan...........    75,000      4.43%    $3.75    8/07/07      176,875      448,239
                            20,000      1.18%    $6.00    2/12/07      191,249       75,467
FORMER OFFICERS:
Sol Kershner (5)........        --        --        --         --           --           --
Mark Bradlee (6)........        --        --        --         --           --           --

-------
(1) Options in this table are either incentive stock options or nonstatutory stock options, were granted pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan") or the 1995 Stock Option Plan (the "1995 Plan"), and have exercise prices equal to the fair market value on the date of grant. Options granted pursuant to the 1992 Plan have five or ten year terms, and options granted pursuant to the 1995 Plan have ten year terms. All such options vest over a four year period at the rate of one-fourth of the shares at the end of one year from the date of grant (or the first day of employment for new employees) and 1/48th per month thereafter.

(2) Based on options to purchase 1,692,700 shares of Common Stock granted to employees, including executive officers, for the fiscal year ended December 31, 1997.

(3) Options may terminate prior to the expiration date upon the termination of the optionee's status as an employee or consultant, the optionee's death or disability or, under certain circumstances, upon an acquisition of the Company.

(4) The potential realizable value is based on the term of the option at the date of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. Actual gains, if any, are dependent upon the actual future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(5) Mr. Kershner was Chief Financial Officer and Chief Operating Officer of the Company until October 13, 1997; he is no longer an employee of the Company.

(6) Mr. Bradlee was Executive Vice President, Sales of the Company until October 15, 1997; he is no longer an employee of the Company.

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                                AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF
                                                              SECURITIES           VALUE OF
                                                              UNDERLYING      UNEXERCISED IN-THE-
                                                          UNEXERCISED OPTIONS  MONEY OPTIONS AT
                                                             AT FY-END (#)        FY-END ($)
                                                          ------------------- -------------------
                         SHARES ACQUIRED      VALUE          EXERCISABLE/        EXERCISABLE/
          NAME           ON EXERCISE (#) REALIZED ($) (1)  UNEXERCISABLE (2)   UNEXERCISABLE (3)
------------------------ --------------- ---------------- ------------------- -------------------
Donald D. Kingborough...        --              --          223,621/396,876              --
William Radin...........        --              --           61,623/115,105         2,291/0
Sharon Duncan...........        --              --                 0/95,000              --
FORMER OFFICERS:
Sol Kershner (4)........        --              --          141,666/158,334              --
Mark Bradlee (5)........        --              --                 27,916/0              --

-------
(1) Represents the fair market value of the Company's Common Stock on the date of exercise (based on the closing sales price reported on the Nasdaq National Market or the actual sales price if the shares were sold by the optionee) less the exercise price, and does not necessarily indicate that the shares were sold by the optionee.

(2) Includes both in-the-money and out-of-the-money options.

(3) Fair market value of the Company's Common Stock at December 31, 1997 ($1-27/32, based on the closing sales price reported on the Nasdaq National Market), less the exercise price.

(4) Mr. Kershner was Chief Financial Officer and Chief Operating Officer of the Company until October 13, 1997; he is no longer an employee of the Company.

(5) Mr. Bradlee was Executive Vice President, Sales of the Company until October 15, 1997; he is no longer an employee of the Company.

  The following table provides the specified information concerning all repricings of options to purchase the Company's Common Stock held by any executive officer since June 8, 1995, the date of the Company's initial public offering.

                          TEN-YEAR OPTION REPRICINGS

                                  NUMBER OF   MARKET PRICE
                                 SECURITIES   OF THE STOCK   EXERCISE PRICE              LENGTH OF ORIGINAL
                                 UNDERLYING    AT TIME OF      AT TIME OF                   OPTION TERM
                                   OPTIONS    REPRICING OR    REPRICING OR  NEW EXERCISE   REMAINING AT
                                 REPRICED OR    AMENDMENT      AMENDMENT       PRICE      DATE OF REPRICING
NAME AND POSITION         DATE   AMENDED (#)       ($)            ($)           ($)         OR AMENDMENT
-----------------        ------- ----------- --------------- -------------- ------------ ------------------
Donald D. Kingsborough.. 8/07/97   300,000       $3.875         $ 13.875       $5.00       9 yrs. 3 mos.
 President and Chief
 Executive Officer
William Radin........... 8/07/97    80,000       $3.875         $ 13.875       $3.75       9 yrs. 3 mos.
 Executive
 Vice President,
 Operations
Sharon Duncan........... 8/07/97    75,000       $3.875         $10.6875       $3.75       9 yrs.
 Executive
 Vice President,
 International
FORMER OFFICERS:
Sol Kershner (1)........     --        --           --               --          --        --
Mark Bradlee (2)........     --        --           --               --          --        --

--------
(1) Mr. Kershner was Chief Financial Officer and Chief Operating Officer of the Company until October 13, 1997; he is no longer an employee of the Company.
(2) Mr. Bradlee was Executive Vice President, Sales of the Company until October 15, 1997; he is no longer an employee of the Company.

                             EMPLOYMENT AGREEMENTS

  Employment Agreement with Donald D. Kingsborough. The Company has entered into an employment agreement with Mr. Kingsborough effective as of June 7, 1995, for an initial term of three years. The Agreement provides that if Mr. Kingsborough voluntarily terminates his employment with the Company, or is terminated for cause, the Company will have the right to repurchase certain shares of Common Stock owned by Mr. Kingsborough at a discount to the then-current price of such stock, and that Mr. Kingsborough may not engage in certain activities competitive with the Company for a period of one year thereafter or upon after the expiration of his employment agreement. In the event the Company terminates Mr. Kingsborough's employment without cause, such provisions do not apply.

  Employment Agreement with Sol Kershner. The Company entered into an employment agreement with Mr. Kershner effective June 10, 1995. Mr. Kershner retired from the Company on December 31, 1997 and, therefore, such agreement is no longer in effect.

  Employment Agreement with William Radin. In November 1995, the Company entered into an employment agreement with William Radin, Executive Vice President, Operations effective as of July 4, 1995. The Agreement automatically renews for a one year period on July 1, 1997 and on each anniversary thereof. During the renewal period, the Company may terminate Mr. Radin's employment upon 30 days prior notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1998 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table or;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                  BENEFICIAL OWNERSHIP (1)
                                              ---------------------------------
              BENEFICIAL OWNER                NUMBER OF SHARES PERCENT OF TOTAL
--------------------------------------------- ---------------- ----------------
PRINCIPAL STOCKHOLDERS
Barry Rubenstein (2)(3)......................    1,561,489           9.3%
 68 Wheatley Road
 Brookville, NY 11545
Sandler Capital Management (4)...............    1,417,477           8.4%
 767 Fifth Avenue
 New York, NY 10153
Andyla Yasa..................................    1,389,502           8.5%
 c/o P.T. Amanda Granitkusuma
 Chase Plaza Tower, 4th Floor
 Jln. Jend. Sudirman kav.21
 Jakarta 12910 Indonesia
Barry Fingerhut (2)(5).......................    1,329,957           7.9%
 767 Fifth Avenue
 New York, NY 10153
Irwin Lieber (2)(6)..........................    1,329,957           7.9%
 767 Fifth Avenue
 New York, NY 10153
Pitt & Company (7)...........................    1,120,797           6.8%
 c/o Bankers Trust Company
 P.O. Box 2444
 Church Street Station
 New York, NY 10008
DIRECTORS
Donald D. Kingsborough (8)...................      643,873           3.9%
David C. Costine (9).........................      450,763           2.7%
Gary L. Nemetz (10)..........................      425,566           2.6%
Esmond T. Goei (11)..........................       78,383              *
NAMED OFFICERS
Mark Bradlee (12)............................        1,424              *
Sharon Duncan (13)...........................        7,581              *
Sol Kershner (14)............................        1,487              *
William Radin (15)...........................       71,087              *
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A        1,680,164           9.9%
 GROUP (8 persons) (16)......................