Form 10-Q
period 1998-03-31
YES ENTERTAINMENT CORP
filed 1998-05-15
CIK 943747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the quarterly period ended March 31, 1998

                                      OR

 [   ]  Transition Report pursuant to Section 13 of 15 (d) of the
        Securities Exchange Act of 1934.

        For the transition period from _______ to _______.


                        Commission File Number 0-25916

                        YES! ENTERTAINMENT CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                           94-3165290
-------------------------------                 -------------------------------
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

As of March 31, 1998,  there were 16,440,733 shares of the registrant's common stock outstanding.
  This quarterly report on Form 10-Q contains 23 pages of which this is page number 1.

                        YES! ENTERTAINMENT CORPORATION


                                     INDEX

                                                                Page
                                                                ----

Part I.   Financial Information

     Item 1.    Consolidated Financial Statements

                Consolidated Statements of Operations -
                  Three months ended March 31, 1998
                  and March 31, 1997............................  3

                Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997..........  4

                Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998
                  and March 31, 1997............................  5

                Notes to Consolidated Financial Statements......  6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations... 10

PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K................ 22

SIGNATURE PAGE.................................................. 23

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                              ---------------------------------
                                                                                  1998                 1997
                                                                              ------------         ------------
Net sales                                                                       $11,869               $ 9,042
Cost of sales                                                                     7,201                 5,325
                                                                                -------               -------
Gross profit                                                                      4,668                 3,717
                                                                                -------               -------
Operating expenses:
    Marketing, advertising and promotion                                            924                   880
    Selling, distribution and administrative                                      5,597                 6,118
                                                                                -------               -------
Total operating expenses                                                          6,521                 6,998
                                                                                -------               -------
Operating (loss)                                                                 (1,853)               (3,281)
Interest income                                                                       3                    13
Interest expense                                                                   (403)                 (657)
Other expense, net                                                                  (36)                  (52)
Gain on sale of assets                                                            5,913                   ---
                                                                                -------               -------
Income (loss) before provision for income taxes                                   3,624                (3,977)
Provision for income taxes                                                           --                  (795)
                                                                                -------               -------
Net income (loss)                                                               $ 3,624               $(3,182)
Non-cash dividends and discount on preferred stock                                 (623)               (1,550)
                                                                                -------               -------
Net income ( loss)  applicable to common stockholders                           $ 3,001               $(4,732)
                                                                                =======               =======
Basic earnings (loss) per share applicable to common stockholders               $  0.19               $ (0.34)
                                                                                =======               =======
Shares used in computing basic earnings (loss) per share                         16,043                14,044
                                                                                =======              ========
Diluted earnings (loss) per share applicable to common stockholders             $  0.19              $     --
                                                                                =======              ========
Shares used in computing diluted earnings (loss) per share                       16,116                     0
                                                                                =======              ========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                    MARCH 31,      DECEMBER 31,
                                                                                                     1998              1997
                                                                                                   UNAUDITED         AUDITED
                                                                                                --------------     -----------
                                ASSETS

Current assets:
        Cash and cash equivalents                                                                  $    781          $    624
        Accounts receivable, net of allowance for doubtful accounts of $236
          on March 31, 1998 and $137 on December 31, 1997                                             3,682             8,659
        Inventories                                                                                   9,837            13,513
        Prepaid royalties                                                                               600               955
        Prepaid expenses                                                                              1,275             1,254
        Other current assets                                                                          2,496             1,989
                                                                                                   --------          --------
Total current assets                                                                                 18,671            26,994
Property and equipment, net                                                                           4,957             5,345
Intangibles and deposits, net                                                                           172               156
                                                                                                   --------          --------
Total assets                                                                                       $ 23,800          $ 32,495
                                                                                                   ========          ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Loans payable                                                                              $  1,560          $ 10,709
        Accounts  payable                                                                             8,981            11,716
        Accrued royalties                                                                             2,132             2,406
        Accrued liabilities                                                                           1,501             2,178
        Deferred royalty income                                                                         300                --
        Dividends payable                                                                               113               123
        Capital lease obligations                                                                         4                 5
                                                                                                   --------          --------
Total current liabilities                                                                            14,591            27,137
Convertible debentures                                                                                1,786             1,741

Stockholders' equity :
        Series B convertible preferred stock, $0.001 par value:
          Authorized shares 2,000,000
          Issued and outstanding shares of 359,244 on March 31, 1998 and 387,770
          on December 31,1997 (aggregate liquidation preference of $8,981,100)                        7,859             8,500
        Common stock,$.001 par value:
          Authorized shares 48,000,000 at March 31, 1998
          Issued and outstanding shares - 16,440,733 on March 31,1998 and
          15,537,159 on December 31,1997                                                                 17                16
        Additional paid-in capital                                                                   91,854            90,434
        Deferred compensation                                                                          (564)             (606)
        Accumulated deficit                                                                         (91,743)          (94,727)
                                                                                                   --------          --------
Total stockholders' equity                                                                            7,423             3,617
                                                                                                   --------          --------
Total liabilities and stockholders'  equity                                                        $ 23,800          $ 32,495
                                                                                                   ========          ========

                            See accompanying notes

                        YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                --------------------------------------
                                                                                      1998                   1997
                                                                                ----------------        ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $ 3,624               $  (3,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Gain on sale of product lines                                                 (5,913)                    --
        Depreciation and amortization                                                    519                    719
        Advertising expenses funded by inventory                                         (21)                    78
        Debt discount and warrant amortization                                           113                    270
        Accrued interest converted to convertible debt                                    24                     67
        Employer contribution to 401(k) plan funded with common stock                     39                     58
        Deferred compensation                                                             42
        Changes in operating assets and liabilities:
             Accounts receivable                                                       4,977                 13,173
             Inventories                                                               1,214                     28
             Prepaid royalties, expenses and other current assets                       (413)                (1,297)
             Accounts payable                                                         (3,273)                (8,571)
             Accrued royalties and liabilities                                        (1,121)                  (458)
             Income taxes payable                                                         __                   (182)
             Other long-term liabilities                                                  __                      3
                                                                                     -------               --------
Net cash (used in) provided by operating activities                                     (189)                   706

INVESTING ACTIVITIES
Proceeds from sale of product lines                                                    9,859                     --
Acquisition of property and equipment                                                   (346)                  (801)
(Increase) decrease in intangibles and deposits                                          (16)                    41
                                                                                     -------               --------
Net cash (used in) provided by investing activities                                    9,497                   (760)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                          --                  1,500
Principal payments on loans payable                                                   (9,149)               (10,460)
Principal payments on capital lease obligations                                           (2)                    (4)
Proceeds from issuance of redeemable convertible preferred
     stock, net of issuance costs                                                         --                  8,014
                                                                                     -------               --------
Net cash (used in) provided by financing activities                                   (9,151)                  (950)
                                                                                     -------               --------

Net increase (decrease) in cash and cash equivalents                                     157                 (1,004)
Cash and cash equivalents at beginning of period                                         624                  1,572
                                                                                     -------               --------
Cash and cash equivalents at end of period                                           $   781               $    567
                                                                                     =======               ========


                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1998. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1998.

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

2.   INVENTORY (IN THOUSANDS)

                           March 31,   December 31,
                             1998         1997
                           --------    ------------
     Raw Materials          $  415       $   496
     Work-in-process            74           600
     Finished goods          9,348        12,417
                            ------       -------
                            $9,837       $13,513
                            ======       =======

3.   SHAREHOLDER LAWSUITS

The Company is defending several shareholder lawsuits, as follows:

The State Securities Class Actions
----------------------------------

Two class actions have been filed against the Company, Donald D. Kingsborough, Sol Kershner and Bruce D. Bower in the California Superior court of the County of Alameda: Wang v. YES! Entertainment Corporation et al., filed on April 15,
            --------------------------------------------
1997; and Miller v. YES! Entertainment Corporation et al., filed on July 3,
          -----------------------------------------------
1997. In Miller , Gary L. Nemetz, a former director of the Company, is also
         ------
named as a defendant.

The Wang lawsuit is purportedly brought on behalf of purchasers of the Company's
    ----
common stock between October 23, 1996 and December 12, 1996, inclusive. It challenges certain statements made by defendants regarding the Company's V-Link product, as well as its impact on the Company's sales and profitability. The Wang lawsuit alleges that these statements violated Corporations Code Section 25400 and 25500, which provides a remedy to California residents against persons who make false or misleading statements while engaged in "market activity"; constituted "unfair competition" in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code Section 1709-1711.

The Miller lawsuit is based on the same facts as the Wang lawsuit, alleges a
    ------                                           ----
longer class period of March 29, 1996 to December 12, 1996, and challenges certain additional statements made by defendants. The Miller first amended
                                                      ------
complaint states only one count, which is for violation of (S)(S)25400 and 25500 of the California Corporations Code.

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

The Federal Securities Class Actions
------------------------------------

  Three class actions were filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of
California: Harrow v. YES! Entertainment Corporation et al., filed on April 17,
            -----------------------------------------------
1997; Takats v. YES! Entertainment Corporation et al., filed on June 11, 1997;
      -----------------------------------------------
and Siegel v. YES! Entertainment Corporation et al., filed on June 27, 1997. On
    -----------------------------------------------
August 6, 1997, the three Federal actions were consolidated for pre-trial proceedings and captioned In re YES! Entertainment Corp. Securities Litigation, Civil Action No. C-97-1388 MHP. On December 4, 1997, the action was referred to the Northern District of California. On August 18, 1997, all defendants filed a motion to dismiss the consolidated action. In response, on November 8, 1997, plaintiffs filed a first amended consolidated complaint for violation of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss the consolidated complaint on January 5, 1998. The hearing date for the motion is set for May 22, 1998. The Federal class actions are based upon claims under the federal securities laws, which impose liability on persons who make false or misleading statements in connection with the sale or purchase of securities.

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

4.   SALE OF PRODUCT LINES

In March 1998, the Company entered into a definitive agreement with Wham-O, Inc. to purchase the assets of YES!'s Food and Girls Activity product lines. The total purchase price includes approximately $9.8 million in cash for the purchase of the lines and related inventories, a $2.5 million contingency payment to be earned based upon certain performance criteria for the Food line in the first year, and royalties of up to $5.5 million over a seven year period. The company reported a gain of $5.9 million for the period ending March 31, 1998 related to this transaction.

Sales from these product lines were $15.7 million, $5.1 million and $0 for 1997, 1996 and 1995. Gross margin from these product lines were $9.5 million, $2.8 million and $0 for 1997, 1996 and 1995.

5.   FASB STATEMENT NO. 130, REPORTING COMPREHENSIVE INCOME

As of January 1, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to 3,624 and (3,182).

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

Results of Operations
------------------------------------
(Dollars in thousands)                            Three months ended
                                                      March 31,
                                                --------------------
                                                  1998         1997
                                                 -------     -------
Net sales                                        $11,869     $ 9,042
Cost of sales                                      7,201       5,325
                                                 -------     -------

Gross profit                                       4,668       3,717
Gross profit %                                        39%         41%

Operating expenses                                 6,521       6,998
Operating expense %                                   55%         77%

Operating (loss)                                  (1,853)     (3,281)

Gain of Sale of Assets                             5,913          --

Interest and other expense, net                     (436)       (696)
                                                 -------     -------

Income (loss) before provision for                 3,624      (3,977)
income taxes

Provision for income taxes                            --        (795)
                                                 -------     -------

Net income (loss)                                $ 3,624     $(3,182)
                                                 =======     =======

Non-cash dividends and discount
on preferred stock                                  (623)     (1,550)
                                                 -------     -------

Net income (loss) applicable to
 common stockholders                             $ 3,001     $(4,732)
                                                 =======     =======

NET SALES:

The Company's net sales for the first quarter of 1998 increased $2.8 million or approximately 32% to $11.9 million from $9.0 million in the first quarter of 1997. Net sales in the first quarter of 1998 were comprised of approximately $2.4 million in sales of lower margin close-out goods pertaining to V-Link and Radical Air Weapons ("R.A.W.") product lines. International sales in the first quarter of 1998 represented approximately 35% of total sales as compared to 30% in the first quarter of 1997. In absolute dollars, international sales were up approximately $1.4 million.

The increase in net sales in the first quarter of 1998 was due primarily to an increase in lower margin close-out sales related primarily to V-Link and R.A.W. product lines. Net sales in the quarter reflected lower sales of older products as compared to the prior year period offset by sales of products which were introduced subsequent to the first quarter of 1997, such as Air Vectors and W-3 Wild Water Weapons. The company expects that net sales in the second quarter of 1998 will be lower than in the first quarter of 1998 and that the subsequent loss will also be greater.

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

COST OF SALES:

Cost of sales were approximately 61% and 59% of net sales in the first quarters of 1998 and 1997, respectively. The increase in cost of sales as a percentage of net sales in the first quarter as compared to the first quarter of 1997 was primarily the result of an increased percentage of lower margin close-out sales related to the Company's V-Link and R.A.W. product lines. The percentage increase is also a result of the higher percentage of international sales in the first quarter of 1998 as compared to the first quarter of 1997. International sales have a higher cost of sales in general as compared to domestic sales.

In absolute dollars, cost of sales increased by $1.9 million or approximately 35% to $7.2 million in the first quarter of 1998 from $5.3 million in the first quarter of 1997. This is due primarily to the higher sales volume with a much higher percentage of low margin close-out sales.


OPERATING EXPENSES:
(in thousands)                                      Three months ended
                                                         March 31,
                                                    ------------------
                                                      1998      1997
                                                    -------    -------
Marketing, advertising & promotion                    $  924  $  880

Selling, distribution & administrative                 5,597   6,118
                                                      ------  ------

Total operating expenses                              $6,521  $6,998
                                                      ======  ======

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
expenses increased by approximately $44,000.   As a percentage of net sales,
marketing, advertising and promotion expenses were 7.8% in the first quarter of 1998 as compared to 9.7% in the first quarter of 1997.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses decreased by $521,000, or approximately 8.5%, to $5.6 million in the first quarter of 1998 as compared to $6.2 million in the first quarter of 1997. Selling , distribution, and administrative expenses as a percentage of net sales were reduced to 47% in the first quarter of 1998 as compared to 68% in the first quarter of 1997. Net reductions in this expense category were the result of cost control measures implemented by the Company in the quarter ended March 31, 1998.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(in thousands)                         Three months ended

                                           March 31,
                                       ------------------
                                         1998      1997
                                       --------   -------
Interest income                         $   3    $  13
Interest expense                         (403)    (657)

The decrease in interest expense in the quarter ended March 31, 1998 as compared to the comparable period in 1997 is the result of lower bank borrowings and non-cash interest expense recorded in connection with the convertible debenture and preferred stock financing, and the restructuring thereof, described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The non-cash interest expense recorded in the quarter ended March 31, 1998 was $148,000. The decrease in interest income is the result of the lower cash balances maintained by the Company during the quarter ended March 31, 1998 as compared to the comparable period in 1997.

PROVISION FOR INCOME  TAXES (INCOME TAX BENEFIT):

No income tax provision has been computed for the three months ended March 31, 1998 as the Company has sufficient net operating loss carryforwards to offset the first quarter net income. The Company does not expect to earn a profit during 1998.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of approximately $781,000, a $157,000 increase from approximately $624,000 at December 31, 1997. The increase in cash and cash equivalents was due to $9.5 million provided by investing activities, primarily offset by $9.2 million used in financing activities and $189,000 used in operating activities.

The cash used by operating activities was due primarily to the Company's net income which includes a $5.9 million gain from the sale of two product lines, a decrease in accounts receivable of $5.0 million, a decrease in inventories of $1.2 million partially offset by a decrease in accounts payable of approximately $3.3 million.

The $9.5 million provided by investing activities related primarily to proceeds from the sale of two product lines which were used primarily to pay down the Company's line of credit.

In March 1998, the Company sold its Licensed Food line, including its Mrs. Fields Baking Factory and Baskin-Robbins Ice Cream Maker products, and its girls activity business unit, including its Dance Studio and Cheer Leader products, to Wham-O, Inc. The total purchase price included $9.8 million in cash for purchase of the lines and related inventory, a contingency payment of up to $2.5 million to be earned based upon certain performance criteria for the food line in the first year, royalties of up to $5.5 million over a seven year period and an allocation of $50,000 of such purchase price to Donald Kingsborough as compensation for his agreement to a noncompete provision in the asset purchase agreement.

Since its inception, the Company's internally generated cash flow has not been sufficient to finance trade receivables, inventory, capital equipment requirements and new product development, or to support operations. The Company has met its capital requirements to date primarily through the initial public offering of the Company, which generated net proceeds to the Company of approximately $10.9 million, the exercise of IPO Warrants which generated approximately $19.7 million, the private sales of approximately $50.0 million of equity securities, borrowings of $2.0 million of long-term convertible subordinated notes (now repaid), borrowings under short term loans from certain stockholders, borrowings under bank loans guaranteed by certain shareholders, borrowings under a factoring agreement with a group of banks, borrowings under a Loan and Security Agreement with Congress Financial Corporation Western (now repaid), and borrowings under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995, as amended (the "ARM Agreement"). In addition, in the first quarter of 1997, the Company raised net proceeds of approximately $9.3 million from the sale of convertible debentures, preferred stock and warrants and, in the third quarter of 1997, satisfied trade debt of $3.1 million by issuing common stock to several of its vendors.

To meet seasonal working capital requirements during 1998, the Company anticipates borrowing substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement. As of December 31, 1997, the Company was required to maintain a monthly quick ratio of 1:1 under the ARM Agreement. The ratio at December 31, 1997 was 0.5:1 and the Company obtained a waiver for the month of December 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a monthly quick ratio of 0.5:1 be maintained for the quarter ending March 31, 1998, which ratio shall decrease to 0.4:1 as of June 30, 1998 and increase to 0.5:1 thereafter. The company was in compliance with this covenant requirement at March 31, 1998. As of December 31, 1997, the ARM Agreement required that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a retrospective rolling four quarter basis be maintained. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1997. The Company has obtained a waiver from BNY with regard to this covenant for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a prospective rolling four quarter basis be maintained for the year beginning January 1, 1998 and reverts back to a retrospective rolling four quarter basis effective January 1, 1999. The company was in compliance with this covenant requirement at March 31, 1998. A tangible net worth of $32 million at December 31, 1997 was required under the ARM Agreement. As of December 31, 1997 the Company had a tangible net worth of $3.5 million. The Company has obtained a waiver with respect to this requirement from BNY Financial Corporation for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require a tangible net worth of $6.9 million at March 31, 1998, $3.8 million at June 30, 1998, $4.3 million at September 30, 1998 and $3.0 million at December 31, 1998. The company was in compliance with this covenant requirement at March 31, 1998. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business or to grant security interests in the assets of the Company. As of March 31, 1998, the Company had borrowings of $1.6 million under the ARM Agreement.

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

BUSINESS RISK FACTORS

History of Losses; Accumulated Deficit. The Company incurred operating losses of $38.2 and $12.6 million for the years ended December 31, 1997 and 1996, respectively. In 1997, the Company had a net cash outflow of $1.4 million. In the first quarter of 1998, the Company incurred an operating loss of $1.9 million with a resulting accumulated deficit of $91.7 million. As a result of these losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

Dependence on 1998 Products. In 1998, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the W-3 Wild Water Weapons, Air Vectors SFX, Yak Live, Fistful of Aliens and Teddy Ruxpin. In addition, the Company also expects to expand its existing product lines in 1998, particularly its YES! Gear line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1998 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1998 product lines, the Company's operating results and financial condition would be materially adversely affected.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.    LEGAL PROCEEDINGS

           See Note 3 to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits

           10.1/(1)/  Third Amendment to Accounts Receivable Management and
                      Security Agreement by and between Registrant and BNY Financial Corporation.

           27.1       Financial Data Schedule for the quarter ended
                      March 31, 1998.

     b)    Reports on Form 8-K

                      No current reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 were filed by the Company during the quarter ended March 31, 1998.


(1) Previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        YES! Entertainment Corporation
                                        ------------------------------
                                        Registrant


Date  May 15, 1998                      /s/ Donald D. Kingsborough
      ------------                      --------------------------
                                            Donald D. Kingsborough
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date  May 15, 1998                      /s/ Mark Shepherd
      ------------                      -----------------
                                            Mark Shepherd
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)