Form 10-Q
period 1998-06-30
YES ENTERTAINMENT CORP
filed 1998-08-14
CIK 943747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934.

     For the quarterly period ended June 30, 1998
                                    -------------

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

                                 (925) 847-9444
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   NO  [_]

 As of June 30, 1998, there were 16,671,259 shares of the registrant's common stock outstanding.

                         YES! ENTERTAINMENT CORPORATION




                                     INDEX

                                                                     Page
                                                                     ----

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997                     3

               Consolidated Statements of Operations                   4
               for the three months and six months ended
               June 30, 1998 and June 30, 1997

               Consolidated Statements of Cash Flows                   5
               for the six months ended June 30, 1998
               and June 30, 1997

               Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of                10
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      22

     Item 5.   Other Information                                      22

     Item 6.   Exhibits and Reports on Form 8-K                       22

SIGNATURES                                                            23

ITEM 1. FINANCIAL STATEMENTS

                        YES! ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                      JUNE 30,                   DECEMBER 31,
                                                                                        1998                         1997
                                                                                    ------------             -----------------
                                                                                    (UNAUDITED)                   (AUDITED)
                              ASSETS

Current assets:
        Cash and cash equivalents                                                       $    368                      $    624
        Accounts receivable, net of allowance for doubtful accounts of $236,000
         on June 30, 1998 and $137,000 on December 31, 1997                                4,929                         8,659
        Inventories                                                                        9,065                        13,513
        Prepaid royalties                                                                    651                           955
        Prepaid expenses                                                                   1,184                         1,254
        Other current assets                                                               2,502                         1,989
                                                                                        --------                      --------
Total current assets                                                                      18,699                        26,994
Property and equipment, net                                                                4,493                         5,345
Intangibles and deposits, net                                                                165                           156
                                                                                        --------                      --------
Total assets                                                                            $ 23,357                      $ 32,495
                                                                                        ========                      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Loans payable                                                                   $  6,736                      $ 10,709
        Accounts  payable                                                                  8,023                        11,716
        Accrued royalties                                                                  1,734                         2,406
        Accrued liabilities                                                                  614                         2,178
        Deferred royalty income                                                              300                            --
        Dividends payable                                                                    114                           123
        Capital lease obligations                                                              2                             5
                                                                                        --------                      --------
Total current liabilities                                                                 17,523                        27,137
Convertible debentures                                                                     1,743                         1,741

Stockholders' equity :
        Series B convertible preferred stock, $0.001 par value:
         Authorized shares 2,000,000
         Issued and outstanding shares of 361,896 on June 30, 1998 and 387,770
         on December 31,1997 (aggregate liquidation preference of $8,981,100)              7,989                         8,500
        Common stock,$.001 par value:
         Authorized shares 48,000,000 at June 30, 1998
         Issued and outstanding shares - 16,671,259 on June 30,1998 and                       17                            16
         15,537,159 on December 31,1997
        Additional paid-in capital                                                        92,191                        90,434
        Deferred compensation                                                               (521)                         (606)
        Accumulated deficit                                                              (95,585)                      (94,727)
                                                                                        --------                      --------
Total stockholders' equity                                                                 4,091                         3,617
                                                                                        --------                      --------
Total liabilities and stockholders'  equity                                             $ 23,357                      $ 32,495
                                                                                        ========                      ========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30                        JUNE 30
                                                                       1998          1997            1998         1997
                                                                      -------       -------        -------      -------
Net sales                                                             $ 5,834       $12,616        $17,703      $21,657
Cost of sales                                                           3,148         7,615         10,349       12,940
                                                                      -------
Gross profit                                                            2,686         5,001          7,354        8,717
                                                                      -------       -------        -------      -------
Operating expenses:
  Marketing, advertising and promotion                                  1,046           559          1,970        1,439
  Selling, distribution and administrative                              4,973         6,182         10,571       12,300
Total operating expenses                                                6,020         6,741         12,541       13,739
                                                                      -------       -------        -------      -------
Operating (loss)                                                       (3,334)       (1,740)        (5,186)      (5,022)
Interest income                                                             -            12              3           25
Interest expense                                                         (247)         (444)          (647)      (1,101)
Other expense, net                                                        (20)          (14)           (60)         (66)
Gain on sale of assets                                                     90           ---          6,003          ---
                                                                      -------       -------        -------      -------
Income (loss) before provision for income taxes                        (3,511)       (2,186)           113       (6,164)
Provision for income taxes (income tax benefit)                           ---           179            ---         (616)

Net income (loss)                                                     $(3,511)      $(2,365)       $   113      $(5,548)
Non-cash dividends and discount on preferred stock                       (331)       (1,049)          (954)      (2,600)
                                                                      -------       -------        -------      -------
Net income (loss) applicable to common stockholders                   $(3,842)      $(3,414)       $  (841)     $(8,148)
                                                                      =======       =======        =======      =======

Basic earnings (loss) per share applicable to common stockholders     $ (0.23)      $ (0.24)       $ (0.05)     $ (0.58)
                                                                      =======       =======        =======      =======

Shares used in computing basic earnings (loss) per share               16,520        14,237         16,252       14,140
                                                                      =======       =======        =======      =======

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30
                                                                                   1998                      1997
                                                                                 -------                   --------
OPERATING ACTIVITIES
Net income (loss)                                                                $   113                   $ (5,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Gain on Sale of Product Lines                                               (6,003)                        --
      Depreciation and amortization                                                1,425                      1,494
      Advertising expenses funded by inventory                                       118
      Debt discount and warrant amortization                                         172                        475
      Accrued interest converted to convertible debt                                  48                         67
      Employer contribution to 401(k) plan funded with common stock                   58                        106
      Deferred compensation                                                           84                         --
      Changes in operating assets and liabilities:
         Accounts receivable                                                       3,729                     10,648
         Inventories                                                               1,728                        573
         Prepaid royalties, expenses and other current assets                       (400)                    (1,962)
         Accounts payable                                                         (4,231)                    (5,504)
         Accrued royalties and liabilities                                        (2,414)                       405
         Income taxes payable                                                         --                       (182)
         Other long-term liabilities                                                  --                         17
                                                                                 -------                   --------
Net cash (used in) provided by operating activities                               (5,691)                       707

INVESTING ACTIVITIES
Proceeds from Sale of product lines                                               10,207                         --
Acquisition of property and equipment                                               (787)                    (1,928)
(Increase) decrease in intangibles and deposits                                       (8)                        45
                                                                                 -------                   --------
Net cash (used in) provided by investing activities                                9,412                     (1,883)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                      --                      1,433
Principal payments on loans payable                                               (3,974)                    (8,548)
Principal payments on capital lease obligations                                       (3)                        (8)
Proceeds from issuance of redeemable convertible preferred
     stock, net of issuance costs                                                     --                      8,027
Proceeds from issuance of common stock, net of issuance costs                         --                          2
                                                                                 -------                   --------
Net cash (used in) provided by financing activities                               (3,977)                       916
                                                                                 -------                   --------
Net increase (decrease) in cash and cash equivalents                                (256)                      (270)
Cash and cash equivalents at beginning of period                                     624                      1,572
                                                                                 -------                   --------
Cash and cash equivalents at end of period                                       $   368                   $  1,302
                                                                                 =======                   ========

                            See accompanying notes.

                         YES! ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Annual Report on Form 10-K, as amended filed with the Securities and Exchange Commission on April 15, 1998. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1998.

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


2.    INVENTORY (IN THOUSANDS)

                                    JUNE 30,    DECEMBER 31,
                                      1998          1997
                                    --------    ------------
             Raw Materials          $  759        $   496
             Work-in-process            92            600
             Finished goods          8,214         12,417
                                    ------        -------
                                    $9,065        $13,513
                                    ======        =======

3.   SHAREHOLDER LAWSUITS

     As of July 30, 1998, the Company was defending several class action lawsuits, as follows:

     The State Securities Class Actions
     ----------------------------------

     Two class actions were filed against the Company, Donald D. Kingsborough, Sol Kershner and Bruce D. Bower in the California Superior Court of the County of Alameda: Wang v. YES! Entertainment Corporation et al., filed on
                         --------------------------------------------
     April 15, 1997; and Miller v. YES! Entertainment Corporation et al., filed
                         -----------------------------------------------
     on July 3, 1997. In Miller, Gary L. Nemetz, a director of the Company, is
                         ------
     also named as a defendant.

     The Wang lawsuit was purportedly brought on behalf of purchasers of the
         ----
     Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It challenged certain statements made by defendants regarding the Company's V-Link product, as well as its impact on the Company's sales and profitability. The Wang lawsuit alleged that these statements violated
                            ----
     Corporations Code Section 25400 and 25500, which provide a remedy to California residents against persons who make false or misleading statements while engaged in "market activity"; constituted "unfair competition" in violation of California Business & Professions Code Section 17200; and constituted common law fraud pursuant to California Civil Code
     Section 1709- 1711.

     The Miller lawsuit was based on the same facts as the Wang lawsuit, but
         ------                                            ----
     alleged a longer class period of March 29, 1996 to December 12, 1996, and challenged certain additional statements made by defendants. The Miller
                                                                      ------
     first amended complaint stated only one count for violation of Sections 25400 and 25500 of the California Corporations Code.

     In July 1997 a demurrer filed by defendants in the Wang action was
                                                       ------
     sustained with leave to amend. Plaintiffs filed an amended complaint on September 29, 1997. On January 8, 1998, the court sustained without leave to amend defendants' demurrer to the causes of action for violations of Sections 25400 and 25500 of the California Corporations Code, and Section 17200 of the Business and Professions Code in the amended complaint. On January 19, 1998, the plaintiff filed a second amended complaint alleging only one count for violation of California Civil Code sections, 1709, 1711 and 1717. Defendants filed a demurrer to the second amended complaint which was sustained with ten days leave to amend on March

     31, 1998. One May 8, 1998, plaintiff filed a third amended complaint. Defendants' response to the third complaint is due on November 2, 1998.

     On January 7, 1998, the defendants' demurrer to the first amended complaint of the Miller action was sustained with leave to amend. On January 19,
            ------
     1998, plaintiff filed a second amended complaint. Defendants filed a demurrer to the second amended complaint which is scheduled to be heard on October 2, 1998. In addition, the plaintiffs served on the Company two separate requests for production of documents and noticed the deposition of Donald D. Kingsborough with a request for the production of documents. As of July 30, 1998, a date for the deposition and production of documents had not yet been agreed upon.

     The Federal Securities Class Actions
     ------------------------------------

     Three class actions were filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of California: Harrow v. YES! Entertainment Corporation et al., filed on
                    -----------------------------------------------
     April 17, 1997; Takats v. YES! Entertainment Corporation et al., filed on
                     -----------------------------------------------
     June 11, 1997; and Siegel v. YES! Entertainment Corporation et al., filed
                        -----------------------------------------------
     on June 27, 1997. On August 6, 1997, the three federal actions were consolidated for pretrial proceedings and captioned In re YES!
                                                         ----------
     Entertainment Corp. Securities Litigation, Civil Action No. C-97-1388 MHP.
     -----------------------------------------
     On December 4, 1997, the action was referred to the Honorable Charles Breyer of the Northern District of California. On August 18, 1997, all defendants filed a motion to dismiss the consolidated action. In response, on November 8, 1997, plaintiffs filed a first amended consolidated compliant for violation of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss the consolidated complaint on January 5, 1998. One May 15, 1998, the Court granted defendants' motion to dismiss without prejudice. Plaintiffs filed a second amended complaint on July 9, 1998. The Federal class actions were based upon claims under federal securities laws which impose liability on persons who make false or misleading statements in connection with the purchase or sales of securities.

     The Company maintained, and continues to maintain, that the allegations contained in each of the class actions lawsuits were without merit. Nonetheless, the Company concluded that further conduct of the class action lawsuits would be protracted and expensive, and that it would be desirable and beneficial to the Company to settle the lawsuits. Accordingly, on July 8, 1998, the Company entered into an agreement that settles all the class action securities lawsuits. The settlement calls for payment to the plaintiff class of $2.25 million, which is being funded under the Company's insurance policies. Judge Breyer preliminarily approved the settlement on July 10, 1998, and the settlement funds were placed in escrow on August 3, 1998. The hearing for final approval of the settlement is scheduled for September 18, 1998 at 10:00 a.m. Upon final Court approval, all claims against the Company and its executive officers and directors in these federal actions will be dismissed with prejudice.

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

     During the second quarter of 1998 and 1997, total comprehensive income
     (loss) amounted to $(3,511) and $(2,365).

6.   APPOINTMENT TO THE BOARD OF DIRECTORS

     In April of 1998, the Board of Directors appointed Gary L. Nemetz to fill a vacancy on the Board.

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

RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)
                                                 Three months ended                  Six months ended
                                                      June 30                             June 30
                                               ------------------------------------------------------------
                                                1998             1997              1998              1997
                                               -------------------------          -------           -------
Net Sales                                        5,834            12,616           17,703            21,657
Cost of sales                                    3,148             7,615           10,349            12,940

Gross profit                                     2,686             5,001            7,354             8,717
Gross profit %                                      46%               40%              41%               40%

Operating Expenses                               6,020             6,741           12,541            13,739
Operating Expense %                                103%               53%              71%               66%

Operating (loss)                                (3,334)           (1,740)          (5,186)           (5,022)

Gain on Sale of Assets                              90             -----            6,003             -----

Interest and other expense, net                   (267)             (446)            (704)           (1,143)

Income (loss) before provision                  (3,511)           (2,186)             113            (6,164)
for income taxes

Provision for income taxes                           0               179                0              (616)

Net income (loss)                               (3,511)           (2,365)             113            (5,548)

Non-cash dividends and discount
on preferred stock                                (331)           (1,049)            (954)           (2,600)

Net income (loss) applicable to
common stockholders                             (3,842)           (3,414)            (841)           (8,148)

NET SALES

The Company's net sales for the second quarter of 1998 decreased $6.8 million, a decline of approximately 54% to $5.8 million from $12.6 million in the second quarter of 1997. Net sales in the second quarter of 1998 included approximately $ 1.6 million in sales of lower margin close-out goods pertaining to V-Link and Comes to Life Players. International sales in the second quarter of 1998 represented approximately 34% of total sales as compared to 40% in the second quarter of 1997. For the first six months of 1998 net revenues declined by $4.0 million or 18% to $17.7 million as compared to $21.7 million in the first six months of 1997. International sale represented 33% for the for the six month period ending June 30,1998 as compared to 36% for the comparable period in 1997.

The decrease in net sales in the second quarter of 1998 was due primarily to reduced volume in YES! Gear and Power Penz, and the sale of the Food lines in March 1998 (see Note 4 to the Financial Statements). This decrease was partially offset by the introduction of W3 Speed Loader. As a result of the sale of the Food lines, to the extent the loss of net sales of these lines are not replaced by increased net sales of current or future products, the Company's net sales and operating results will be materially and adversely affected.

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

COST OF SALES

Cost of sales were approximately 54% and 60% of net sales in the second quarters of 1998 and 1997, respectively. The decrease in cost of sales as a percentage of net sales in the second quarter of 1998 as compared to the second quarter of 1997 was primarily the result of a decreased percentage of lower margin product sales. For the six month period ending June 30, 1998 cost of sales as a percentage of total sales were approximately 59% as compared to approximately 60% in the comparable period of 1997. In absolute dollars, cost of sales decreased by approximately $4.5 million for the second quarter of 1998 to $3.2 million, compared to $7.6 million in the second quarter of 1997. For the six month period ended June 30,1998 cost of sales decreased by approximately $2.6 million to $10.4 million as compared to approximately $12.9 million in the comparable period in 1997.


OPERATING EXPENSES
(in thousands)                                    Three months ended                   Six months ended
                                                       June 30                              June 30
                                               ------------------------              --------------------
                                                 1998            1997                  1998        1997
                                               --------         -------              --------    --------
Marketing, advertising & promotion               $1,046          $  559               $ 1,970     $ 1,439
Selling, distribution & administrative            4,973           6,182                10,571      12,300
                                                 ------          ------               -------     -------
Total operating expenses                         $6,020          $6,741               $12,541     $13,739
                                                 ======          ======               =======     =======

Marketing, Advertising and Promotion.  Marketing, advertising and promotion
expenses increased by approximately $487,000.   As a percentage of net sales,
marketing, advertising and promotion expenses were 17.9% in the second quarter of 1998 as compared to 4.4% in the second quarter of 1997. For the six month period ending June 30, 1998 marketing, advertising, and promotion expenses increased by $531,000 and were 11.1% of net revenues as compared to 6.6% of net revenues for the comparable period in 1997. The increase for the second quarter and year to date expenditures are related to promotion of the W3 Speed Loader and Air Vectors. The Company expects advertising expense in the last two quarters of the year to significantly exceed advertising expense in the first half of the year to support anticipated seasonal increases in sales. In the event higher sales volume is not achieved, the increase in fixed expenses could adversely affect the Company's operating results and financial condition.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses decreased by $1.2 million, or approximately 19.5%, to $5.0 million in the second quarter of 1998 as compared to $6.2 million in the second quarter of 1997. For the six month period ended June 30, 1998 selling, distribution, and administrative expenses were reduced by $1.7 million or 14% to $10.6 million as compared to $12.3 million in the prior year period. Net reductions in this expense category were the result of cost control measures implemented by the Company.

INTEREST EXPENSE:

The following table shows interest expense and interest income for the applicable periods:

(in thousands)                            Three months ended                 Six months ended
                                               June 30                            June 30
                                       --------------------------------------------------------
                                        1998              1997            1998            1997
                                       -----             -----           ------         -------
Interest income                       $   --             $  12            $   3         $    25
Interest expense                        (247)             (444)            (647)         (1,101)

The decrease in interest expense in the quarter ended June 30, 1998 as compared to the comparable period in 1997 is the result of lower bank borrowings and non-cash interest expense recorded in connection with the convertible debenture and preferred stock financing, and the restructuring thereof, described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The non-cash interest expense recorded in the quarter ended June 30, 1998 was $88,000. Non-cash interest expense for the six months ended June 30,1998 was $236,000. The decrease in interest income is the result of the lower cash balances maintained by the Company during the quarter and six months ended June 30, 1998 as compared to the comparable periods in 1997.

PROVISION FOR INCOME  TAXES (INCOME TAX BENEFIT):

No income tax provision has been computed for the three and six months ended June 30, 1998 as the Company did not have net income during such periods. The Company does not expect to earn a profit during 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of approximately $368,000, a $256,000 decrease from approximately $624,000 at December 31, 1997. The decrease in cash and cash equivalents was due to $9.4 million provided by investing activities, primarily offset by $3.1 million used in financing activities and $5.7 million used in operating activities.

The cash used by operating activities was due primarily to the Company's net income which includes a $6.0 million gain from the sale of two product lines, a decrease in accounts receivable of $3.7 million, a decrease in inventories of $1.7 million offset by a decrease in accounts payable of approximately $4.2 million.

The $9.4 million provided by investing activities related primarily to proceeds from the sale of two product lines.

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

To meet seasonal working capital requirements during 1998, the Company has borrowed substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement. As of December 31, 1997, the Company was required to maintain a monthly quick ratio of 1:1 under the ARM Agreement. The ratio at December 31, 1997 was 0.5:1 and the Company obtained a waiver for the month of December 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a monthly quick ratio of 0.5:1 be maintained for the quarter ending March 31, 1998, which ratio decreased to 0.4:1 as of June 30, 1998 and shall increase to 0.5:1 thereafter. The Company was in compliance with this covenant requirement at June 30, 1998. As of December 31, 1997, the ARM Agreement required that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a retrospective rolling four quarter basis be maintained. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1997. The Company obtained a waiver from BNY with regard to this covenant for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a prospective rolling four quarter basis be maintained for the year beginning January 1, 1998 and reverts back to a retrospective rolling four quarter basis effective January 1, 1999. The Company was not in compliance with this covenant requirement at June 30, 1998, however a waiver is anticipated. A tangible net worth of $32 million at December 31, 1997 was required under the ARM Agreement. As of December 31, 1997 the Company had a tangible net worth of $3.5 million. The Company obtained a waiver with respect to this requirement from BNY Financial Corporation for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require a tangible net worth of $6.9 million at March 31, 1998, $3.8 million at June 30, 1998, $4.3 million at September 30, 1998 and $3.0 million at December 31, 1998. The Company was in compliance with this covenant requirement at June 30, 1998. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business or to grant security interests in the assets of the Company. As of June 30, 1998, the Company had borrowings of $6.7 million under the ARM Agreement. The $30 million under the ARM Agreement is subject to a borrowing base which limits the ability to utilize the full amount of the line.

The Company's working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result of seasonality in the toy industry, the timing of new product introductions, the Company's planned growth, and the current financial condition of the Company, there can be no assurance that the Company will not require additional funding. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's business and operating results.

BUSINESS RISK FACTORS

History of Losses; Accumulated Deficit. The Company incurred operating losses of $38.2 and $12.6 million for the years ended December 31, 1997 and 1996, respectively. In 1997, the Company had a net cash outflow of $1.4 million. In the second quarter of 1998, the Company incurred an operating loss of $3.3 million and an operating loss through the six months ended June 30, 1998 of $5.2 million with a resulting accumulated deficit of $95.6 million. As a result of these losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

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

Changes in 1998 Product Line. The Company constantly evaluates the toy markets and its development and manufacturing schedules. In March 1998, the Company sold its Food line, which accounted for a significant portion of its gross margin in Fiscal 1997. See Note 4 of Notes to Consolidated Financial Statements. As the year progresses, the Company may elect to reduce the number of products it currently plans on shipping in 1998 for a variety of reasons, which include but are not limited to more accurate evaluation of demand, supply and manufacturing difficulties, or competitive considerations. Similarly, the Company may add products to its 1998 line either by accelerating development schedules or strategic acquisitions of current product lines. Reducing or adding products from and to the Company's line may have an impact on the Company's financial performance depending on, among other things, the price points, advertising and promotional support for and development, tooling and manufacturing costs of such products, relative to products they replace or are replaced by, as the case may be, if applicable.

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

Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1998, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if Donald Kingsborough, the Company's Chief Executive Officer, is not active in the management of the Company and is not replaced within ninety (90) days with a
suitable individual of comparable experience and capability.   In the event the
Company falls out of compliance with the ARM Agreement, or BNY Financial Corporation does not provide additional financing, and the Company is unable to obtain financing from other sources, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

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

Impact of Year 2000. The Company is in the process of evaluating and updating its internal management information systems so that they will have the capability to manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. The Company expects to complete the updating of its current systems before 2000. Any new systems implemented by the Company would be Year 2000 compliant. Other participants in the Company's industry may also experience functional or data abnormality. Any failures on the part of the Company or the Company's manufacturers, lending institutions and key customers to ensure their respective software complies with Year 2000 requirements, could have a material adverse effect on the financial condition and results of operation of the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

          See Note 3 to the Consolidated Financial Statements on pages 7-9 hereof.

ITEM 5.   OTHER INFORMATION

          In April, 1998 the Board of Directors appointed Gary L. Nemetz to fill a vacancy on the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A)   EXHIBITS

          10.1  /(1)/Asset Purchase Agreement dated as of February 27, 1998 by and between YES! Entertainment Corporation and Wham-O (the "Asset Purchase Agreement")

          10.2  /(1)/Amendment No. 1, dated as of March 20, 1998, to the Asset
                     Purchase Agreement.

          27.1       Financial Data Schedule for the quarter ended June 30, 1998

          /(1)/Previously filed on Current Report on Form 8-K filed April 1,
               1998.


     B)   REPORTS ON FORM 8-K

          A Current Report on Form 8-K was filed on April 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YES! Entertainment Corporation
                              ------------------------------
                              Registrant


Date August 14, 1998          /s/ Donald D. Kingsborough
     ---------------          --------------------------
                              Donald D. Kingsborough
                              Chief Executive Officer
                              (Principal Executive Officer)



Date August 14, 1998          /s/ Mark Shepherd
     ---------------          -----------------
                              Mark Shepherd
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)