Form 10-Q
period 1998-09-30
YES ENTERTAINMENT CORP
filed 1998-11-16
CIK 943747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the quarterly period ended September 30, 1998
                                            ------------------

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

                               Yes _X__   NO ___

As of September 30, 1998, there were 16,813,998 shares of the registrant's common stock outstanding.

                        YES! ENTERTAINMENT CORPORATION


                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   September 30, 1998 and December 31, 1997                3

                   Consolidated Statements of Operations
                   for the three months and nine months ended
                   September 30, 1998 and September 30, 1997               4

                   Consolidated Statements of Cash Flows
                   for the nine months ended September 30, 1998
                   and September 30, 1997                                  5

                   Notes to Consolidated Financial Statements              6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           10

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       22

         Item 2.   Changes in Securities and Use of Proceeds               22

         Item 3.   Defaults Upon Senior Securities                         23

         Item 4.   Submission of Matters to a Vote of Security Holders     24

         Item 5.   Other Information                                       24

         Item 6.   Exhibits and Reports on Form 8-K                        24

SIGNATURES                                                                 25

ITEM 1. FINANCIAL STATEMENTS

                                    YES! ENTERTAINMENT CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               1998                  1997
                                                                           -------------         ------------
                                                                            (UNAUDITED)
                                 ASSETS
Current assets:
      Cash and cash equivalents                                             $      169            $      624
      Accounts receivable, net of allowance for doubtful accounts of 263,101 on September 30, 1998 and $137,000 on
      December 31, 1997                                                     $    5,834            $    8,659
      Inventories                                                           $    8,986            $   13,513
      Prepaid royalties                                                     $      801            $      955
      Prepaid expenses                                                      $    1,187            $    1,254
      Other current assets                                                  $    2,106            $    1,989
                                                                            -----------           -----------
Total current assets                                                        $   19,083            $   26,994
Property and equipment, net                                                 $    4,343            $    5,345
Intangibles and deposits, net                                               $      165            $      156
                                                                            -----------           -----------
Total assets                                                                $   23,591            $   32,495
                                                                            ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable                                                          $    9,054            $   10,709
     Accounts  payable                                                      $    8,874            $   11,716
     Accrued royalties                                                      $    1,630            $    2,406
     Accrued liabilities                                                    $      663            $    2,178
     Deferred royalty income                                                $      300            $      ---
     Dividends payable                                                      $      114            $      123
     Capital lease obligations                                              $        1            $        5
                                                                            -----------           -----------
Total current liabilities                                                   $   20,636            $   27,137
Convertible debentures                                                      $    1,787            $    1,741

Stockholders' equity :
     Series B convertible preferred stock, $0.001 par value:
         Authorized shares 540,000
         Issued and outstanding shares of 10,241 on
         September 30, 1998 and 387,770 on December 31, 1997
         (aggregate liquidation preference of $256,025)                     $      228            $    8,500
     Series C convertible preferred stock,
         $0.001 par value:
         Authorized shares 540,000
         Issued and outstanding shares of 353,132 on
         September 30, 1998
         none issued at December 31, 1997
         (aggregate liquidation preference of $8,828,300)                   $    7,861            $      ---
     Common stock,$.001 par value:
         Authorized shares 48,000,000
         Issued and outstanding shares - 16,813,998
         on September 30, 1998                                              $       17            $       16
         and 15,537,159 on December 31, 1997
     Additional paid-in capital                                             $   92,278            $   90,434
     Deferred compensation                                                  $     (479)           $     (606)
     Accumulated deficit                                                    $  (98,737)           $  (94,727)
                                                                            -----------           -----------
Total stockholders' equity                                                  $    1,168            $    3,617
                                                                            -----------           -----------
Total liabilities and stockholders' equity                                  $   23,591            $   32,495
                                                                            ===========           ===========

                              See accompanying notes.

                          YES! ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                                   1998            1997             1998           1997
                                                               -----------     -----------      -----------     -----------
Net sales                                                      $    7,883      $   17,759       $   25,587      $   39,417
Cost of sales                                                  $    5,485      $   12,238       $   15,835      $   25,178
                                                               -----------     -----------      -----------     -----------
Gross profit                                                   $    2,398      $    5,521       $    9,752      $   14,239
                                                               -----------     -----------      -----------     -----------

Operating expenses:
  Marketing, advertising and promotion                         $      791      $      657       $    2,761      $    2,096
  Selling, distribution and administrative                     $    4,448      $    7,595       $   15,019      $   19,896
                                                               -----------     -----------      -----------     -----------
Total operating expenses                                       $    5,239      $    8,252       $   17,780      $   21,992
                                                               -----------     -----------      -----------     -----------

Operating (loss)                                               $   (2,841)     $   (2,731)      $   (8,028)     $   (7,753)

Interest income                                                $        1      $       42       $        4      $       67
Interest expense                                               $     (270)     $     (487)      $     (918)     $   (1,589)
Other income (expense), net                                    $      120      $      (47)      $       62      $     (113)
Gain on sale of assets                                         $       16             ---       $    6,019             ---
                                                               -----------     -----------      -----------     -----------

Income (loss) before provision for income taxes                $   (2,974)     $   (3,223)      $   (2,861)     $   (9,388)
Provision for income taxes (income tax benefit)                       ---      $      616              ---             ---
                                                               -----------     -----------      -----------     -----------
Net income (loss)                                              $   (2,974)     $   (3,839)      $   (2,861)     $   (9,388)
Non-cash dividends and discount on preferred stock             $     (178)     $     (623)      $   (1,148)     $   (3,223)
                                                               -----------     -----------      -----------     -----------
Net income (loss) applicable to common stockholders            $   (3,152)     $   (4,462)      $   (4,009)     $  (12,611)
                                                               ===========     ===========      ===========     ===========

Basic earnings (loss) per share applicable to common
  stockholders                                                 $    (0.19)     $    (0.31)      $    (0.24)     $    (0.88)
                                                               ===========     ===========      ===========     ===========
Shares used in computing basic earnings (loss) per share           16,726          14,589           16,412          14,290
                                                               ===========     ===========      ===========     ===========

                             See accompanying notes.

                               YES! ENTERTAINMENT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1998               1997
                                                                                ----------        -----------
OPERATING ACTIVITIES
Net income (loss)                                                               $  (2,861)         $  (9,388)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
         Gain on sale of Product Lines                                          $  (6,019)                --
         Depreciation and amortization                                          $   2,277          $   2,259
         Advertising expenses funded by inventory                               $      67          $     118
         Debt discount and warrant amortization                                 $     201          $     585
         Accrued interest converted to convertible debt                         $      72          $     108
         Employer contribution to 401(k) plan funded with common stock          $      67          $     124
         Reduction in vendor indebtedness funded with common stock                     --          $   1,554
         Deferred compensation                                                  $     127                 --
         Changes in operating assets and liabilities:
               Accounts receivable                                              $   2,825          $   3,584
               Inventories                                                      $   1,791          $   1,955
               Prepaid royalties, expenses and other current assets             $    (224)         $    (317)
               Accounts payable                                                 $  (3,381)         $  (5,625)
               Accrued royalties and liabilities                                $  (2,461)         $     881
               Income taxes payable                                                    --          $    (182)
                                                                                ----------         ----------
Net cash (used in) provided by operating activities                             $  (7,519)         $  (4,344)

INVESTING ACTIVITIES
Proceeds from Sale of product lines                                             $  10,223                 --
Acquisition of property and equipment                                           $  (1,490)         $  (3,416)
(Increase) decrease in intangibles and deposits and equipment                   $      (8)         $      41
                                                                                ----------         ----------
Net cash (used in) provided by investing activities                             $   8,725          $  (3,375)


FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                       --          $   1,385
Principal payments on loans payable                                             $  (1,656)         $  (1,254)
Principal payments on  capital lease obligations                                $      (5)         $     (12)
Proceeds from issuance of redeemable convertible preferred
   stock, net of issuance costs                                                        --          $   7,875
Proceeds from issuance of common stock, net of issuance costs                          --          $      28
                                                                                ----------         ----------
Net cash (used in) provided by financing activities                             $  (1,661)         $   8,022
                                                                                ----------         ----------

Net increase (decrease) in cash and cash equivalents                            $    (455)         $     303
Cash and cash equivalents at beginning of period                                $     624          $   1,572
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $     169          $   1,875
                                                                                ==========         ==========

                            See accompanying notes.

                        YES! ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

     Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 1998, and as amended on April 30, 1998. In the opinion of management, all adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. The interim operating results are not necessarily indicative of the results for fiscal 1998.

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

2.   INVENTORY (IN THOUSANDS)

                                    SEPTEMBER 30,      DECEMBER 31,
                                        1998               1997
                                   --------------     -------------
         Raw Materials              $    962           $    496
         Work-in-process            $     72           $    600
         Finished goods             $  7,952           $ 12,417
                                   --------------     -------------
                                    $  8,986           $ 13,513
                                   ==============     =============

3.   SHAREHOLDER LAWSUITS

     As of September 18, 1998, the Company was a defendant in several class action lawsuits, as follows:

     THE STATE SECURITIES CLASS ACTIONS
     ----------------------------------

     Two class actions were filed against the Company, Donald D. Kingsborough, Sol Kershner and Bruce D. Bower in the California Superior Court of the County of Alameda: Wang v. YES! Entertainment Corporation et al., filed on
                        -----------------------------------------------
     April 15, 1997; and Miller v. YES! Entertainment Corporation et al., filed
                         -----------------------------------------------
     on July 3, 1997.  In Miller, Gary L. Nemetz, a director of the Company was
                          ------
     also named as a defendant.

     The Wang lawsuit was purportedly brought on behalf of purchasers of the
         -----
     Company's common stock between October 23, 1996 and December 12, 1996, inclusive. It challenged certain statements made by defendants regarding the Company's V-Link Product, as well as its impact on the Company's sales and profitability. The Wang lawsuit alleged that these statements violated
                             ----
     Corporations Code sections 25400 and 25500, which provide a remedy to California residents against persons who make false or misleading statements while engaged in "market activity", constituted "unfair competition" in violation of California Business and Professions Code section 17200; and constituted common law fraud pursuant to California Civil Code sections 1709-1711.

     The Miller lawsuit was based on the same facts as the Wang lawsuit, but
        -------                                            ----
     alleged a longer class period of March 29, 1996 to December 12, 1996, and challenged certain additional statements made by defendants. The Miller
                                                                       ------
     first amended complaint state only one count for violation of Sections 25400 and 25500 of the California Corporations Code.

     THE FEDERAL SECURITIES CLASS ACTIONS
     ------------------------------------

     Three class actions were filed against the Company and Messrs. Kingsborough and Kershner in the United States District Court for the Northern District of California: Harow v. YES! Entertainment Corporation et al., filed on
                  ------------------------------------------------
     April 17, 1997; Takats v. YES! Entertainment Corporation et al., filed on
                     ----------------------------------------------
     June 11, 1997 and Siegel v. YES! Entertainment Corporation et al., filed on
                       ----------------------------------------------
     June 27, 1997. On August 6, 1997, these federal actions were consolidated for pretrial proceedings and captioned In re YES! Entertainment Corp.
                                            ------------------------------
     Securities Litigation, Civil Action No. C-97-1388 MHP.  On December 4, 1997
     ---------------------
     the action was referred to the Honorable

     Charles Breyer of the Northern District of California. The Federal class actions were based upon claims under the federal securities laws which impose liability on persons who make false or misleading statements in connection with the purchase or sale of securities.

     The Company maintained that the allegations contained in each of the class actions lawsuits are without merit. Nonetheless, the Company concluded that further conduct of the class action lawsuits would be protracted and expensive, and that it would be desirable and beneficial to the Company to settle the lawsuits. Accordingly, on July 8, 1998, the company entered into an agreement that settled all the class action securities lawsuits. The settlement called for payment to the plaintiff class of $2.5 million, which was funded under the Company's insurance policies. On September 18, 1998, the Court entered a Final Judgment and Order of Dismissal which approved the settlement of all the class action securities lawsuits and dismissed with prejudiced the Federal class actions.

     The Miller lawsuit was dismissed with prejudiced on October 14, 1998.  The
         ------
     Wang lawsuit has not yet been dismissed.
     ----

     THE MACHINA LITIGATION
     ----------------------

     On December 19, 1997 the Company filed a demand for arbitration seeking declaratory judgment concerning the interpretation of several license agreements with respondent Machina, Inc. ("Machina"), as well as rescission of certain other contracts. On January 8, 1998, Machina filed an answer generally denying the Company's claims and counterclaiming for payment of royalties. On January 17, 1998, the Company filed a response generally denying the allegations set forth in Machina's counterclaim and raising certain affirmative defenses in response thereto. The arbitration is calendared for November 9-11, 1998.

     On January 27, 1998, plaintiff Machina, Inc. ("Machina") filed a verified complaint seeking a temporary restraining order, preliminary injunction, and permanent injunction specifically prohibiting the Company from showing certain products at the New York Toy Fair and generally barring the Company from continuing to market, manufacture and sell certain products pursuant to license agreements purportedly terminated by Machina. The Company successfully opposed Machina's ex parte application for temporary restraining order (denied January 27, 1998) and subsequent application for preliminary injunction (denied February 5, 1998). On March 26, 1998, the parties entered into a stipulation staying the matter pending the arbitration. The matter remains on stay, with a status conference calendared for January 15, 1999.

     The Company is involved from time to time in other litigation matters incidental to its business.

4.   SALE OF PRODUCT LINES

     In March 1998, the Company entered into a definitive agreement with Wham-O, Inc. to purchase the assets of YES!'s Food and Girls Activity product lines. The total purchase price included approximately $10.2 million in cash for the purchase of the lines and related inventories, a $2.5 million contingency payment to be earned based upon certain performance criteria for the Food line in the first year, and royalties of up to $5.5 million over a seven year period.

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

     During the third quarter of 1998 and 1997, total comprehensive income
     (loss) amounted to $ (2,974) and $ (3,839)

6.   CHANGES TO THE MEMBERSHIP OF THE BOARD OF DIRECTORS

     In August of 1998, David Costine resigned from the Board of Directors. Mark Shepherd was appointed to the Board of Directors, and to the position of Chief Executive Officer replacing Donald Kingsborough. Donald Kingsborough resigned as Chairman of the Board but remains a director and non-officer employee of the Company. Gary Nemetz was appointed Chairman of the Board. In September of 1998, Stuart J. Chasanoff and Barrett N. Wissman of HW Partners, L.P. were appointed to the Board as representatives of the Preferred Shareholders.

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

RESULTS OF OPERATIONS
---------------------
                                                              Three months ended            Nine months ended
                                                                 September 30                 September 30
                                                         ------------------------------------------------------------
                                                             1998          1997             1998          1997

Net Sales                                                   7,883         17,759           25,587        39,417
Cost of sales                                               5,485         12,238           15,835        25,178

Gross profit                                                2,398          5,521            9,752        14,239
Gross profit %                                                 30%            31%              38%           36%

Operating Expenses                                          5,239          8,252           17,780        21,992
Operating Expense %                                            66%            46%              69%           56%

Operating (loss)                                           (2,841)        (2,731)          (8,028)       (7,753)

Gain on Sale of Assets                                         16            ___            6,019           ___

Interest and other expense, net                              (149)          (492)            (852)       (1,635)

Income (loss) before provision                             (2,974)        (3,223)          (2,861)       (9,388)
for income taxes

Provision for income taxes                                    ___            616              ___           ___

Net income (loss)                                          (2,974)        (3,839)          (2,861)       (9,388)

Non-cash dividends and discount                              (178)          (623)          (1,148)       (3,223)
on preferred stock

Net income (loss) applicable to                            (3,152)        (4,462)          (4,009)      (12,611)
common stockholders


NET SALES

The Company's net sales for the third quarter of 1998 decreased $9.9 million, a decline of approximately 55.6%, to $7.9 million from $17.8 million in third quarter 1997. International sales in the third quarter of 1998 represented approximately 31.8% or $2.5 million of net sales as compared to 21.2% or $3.8 million in the third quarter of 1997. For the first nine months of 1998 net sales declined by $13.8 million or 35.0% to $25.6 million as compared to $39.4 million in the first nine months of 1997. International sales represented 34.4% or $8.8 million for the for the nine month period ending September 30, 1998 as compared to 29.5% or $11.6 million for the comparable period in 1997.

The decrease in both domestic and international sales was due primarily to reduced volume in YES! Gear and Power Penz product lines. Domestic volume was further reduced by the sale of the food line in March 1998 (see Note 4 to the financial statements) which accounted for $3.8 million in sales for third quarter 1997 and $8.4 million in sales for the nine month period ending September 30, 1997. As a result of the sale of the Food lines, to the extent the loss of net sales of these lines are not replaced by increased net sales of current or future products, the Company's net sales and operating results will continue to be materially and adversely affected.

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

Sales of toys traditionally have been highly seasonal, with a majority of retail sales occurring during the December holiday season. The Company expects that its operating results will vary significantly from quarter to quarter because the majority of the Company's products are shipped in the quarters ending September 30 and December 31.

The Company is dependent on a relatively small number of customers, in particular Toys "R" Us, Inc. and Wal-Mart Stores, Inc., for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because orders in the toy industry are generally cancelable at any time without penalty, there can be no assurance that present or future customers will not terminate their purchase agreements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a customer relationship or change, reduction or delay in orders would have a material adverse effect on the Company's operating results. Furthermore, the industry has been impacted by declining overall sales to Toys "R" Us due to changes in Toys "R" Us' inventory policy and store closings which could have a continuing adverse effect on the Company's revenue.

COST OF SALES

Cost of sales were approximately 70% and 69% of net sales in the third quarters of 1998 and 1997, respectively. The increase in cost of sales as a percentage of net sales in the third quarter of 1998 as compared to the third quarter of 1997 was primarily the result of an increase in close-out sales and greater mix of international sales which tend to have lower margins. For the nine month period ending September 30, 1998 cost of sales as a percentage of total sales was approximately 62% as compared to approximately 64% in the comparable period of 1997. In absolute dollars, cost of sales decreased by approximately $6.8 million for the third quarter of 1998 to $5.5 million, compared to $12.2 million in the third quarter of 1997. For the nine month period ended September 30, 1998 cost of sales decreased by approximately $9.3 million to $15.8 million as compared to approximately $25.2 million in the comparable period in 1997. Cost of sales in the 1998 periods in absolute dollars decreased as a result of reduced net sales.

OPERATING EXPENSES
(in thousands)                               Three months ended               Nine months ended
                                                September  30                   September  30
                                           -----------------------        -------------------------
                                              1998         1997               1998         1997
                                              ----         ----               ----         ----
Marketing, advertising & promotion          $   791      $   657            $  2,761     $  2,096
Selling, distribution & administrative      $ 4,448      $ 7,595            $ 15,019     $ 19,896
                                           -----------------------        -------------------------
Total operating expenses                    $ 5,239      $ 8,252            $ 17,780     $ 21,992


Marketing, Advertising and Promotion. Marketing, advertising and promotion expenses increased by approximately $134,000 for the third quarter of 1998 from the third quarter of 1997. As a percentage of net sales, marketing, advertising and promotion expenses were 10% in the third quarter of 1998 as compared to 3.7% in the third quarter of 1997. For the nine month period ending September 30, 1998 marketing, advertising, and promotion expenses increased by $665,000 and were 10.8% of net sales as compared to 5.3% of net sales for the comparable period in 1997. The increase for third quarter expenditures was due to the write-off of television production costs and the year to date increases are related to this write-off and the promotion of W3 Speedloader and Air Vectors. The Company expects advertising expense in the last quarter of 1998 to significantly exceed advertising expense in the first three quarters of the year to support anticipated seasonal increases in sales. However, depending on Company liquidity and sales in to retail distribution channels, the Company may choose not to run significant levels of media advertising, which may have an adverse effect on revenue.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses decreased by $3.2 million, to $4.5 million in the third quarter of 1998 as compared to $7.6 million in the third quarter of 1997. For the nine month period ended September 30, 1998 selling, distribution, and administrative expenses were reduced by $4.9 million to $15.0 million as compared to $19.9 million in the prior year period. Net reductions in this expense category were the result of cost control measures implemented by the Company. In October, the Company underwent further headcount reductions.

INTEREST EXPENSE

The following table shows interest expense and interest income for the applicable periods:


(in thousands)            Three months ended        Nine months ended
                             September 30             September 30
                       -------------------------------------------------
                           1998        1997          1998         1997
                           ----        ----          ----         ----
Interest income         $     1     $    42       $     4     $     67
Interest expense        $  (270)    $  (487)      $  (918)    $ (1,589)

The decrease in interest expense in the quarter ended September 30, 1998 as compared to the comparable period in 1997 is the result of lower bank borrowings and non-cash interest expense recorded in connection with the convertible debentures and preferred stock financing and the restructuring thereof described in detail in the Company's annual report on form 10-K for year ended December 31, 1997. The non-cash interest expense recorded in the quarter ended September 30, 1998 was $56,000. Non-cash interest expense for the nine months ended September 30,1998 was $302,000. The decrease in interest income is the result of lower cash balances maintained by the Company during the quarter and nine months ended September 30, 1998 as compared to 1997.

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT)

No income tax provision has been computed for the three and nine months ended September 30, 1998 as the Company did not have net income during such periods. The Company does not expect to earn a profit during 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of approximately $169,000, a $455,000 decrease from approximately $624,000 at December 31, 1997. The decrease in cash and cash equivalents was due to the $1.7 million used in financing activities and $7.5 million used in operating activities offset primarily by $8.7 million provided by investing activities.

The cash used by operating activities was due primarily to the Company's net income which includes a $6.0 million gain from the sale of two product lines, a decrease in accounts receivable of $2.8 million, a decrease in inventories of $1.8 million offset by a decrease in accounts payable of approximately $3.4 million. The $8.7 million provided by investing activities related primarily to proceeds from the sale of two product lines.

Since its inception, the Company's internally generated cash flow has not been sufficient to finance trade receivables, inventory, capital equipment requirements and new product development, or to support operations. The Company has met its capital requirements to date primarily through the initial public offering of the Company's common stock, which generated net proceeds to the Company of approximately $10.9 million, the exercise of IPO Warrants which generated approximately $19.7 million, the private sales of approximately $50.0 million of equity securities, borrowings of $2.0 million of long-term convertible subordinated notes (now repaid), borrowings under short term loans from certain stockholders, borrowings under bank loans guaranteed by certain shareholders, borrowings under a factoring agreement with a group of banks, borrowings under a Loan and Security Agreement with Congress Financial Corporation Western (now repaid), and borrowings under an Accounts Receivable Management and Security Agreement entered into with BNY Financial Corporation in July 1995, as amended (the "ARM Agreement"). In addition, in the first quarter of 1997, the Company raised net proceeds of approximately $9.3 million from the sale of convertible debentures, preferred stock and warrants and, in the third quarter of 1997, satisfied trade debt of $3.1 million by issuing common stock to several of its vendors.

Pursuant to a Credit Agreement, dated as of September 2, 1998, Infinity Investors Limited extended a $3,050,000 loan to the Company, due June 30, 1999, at an interest rate of 12% per annum.

To meet seasonal working capital requirements during 1998, the Company has borrowed substantial amounts under the ARM Agreement. The terms of the ARM Agreement, as amended, provide that BNY Financial Corporation may advance YES! up to $30 million on the basis of the Company's accounts receivable, inventory and product being imported on a letter of credit basis. Loans to the Company are fully secured by all of the Company's assets, including intellectual property, and BNY acquired ownership of all of the Company's trade receivables. The Company is required to remain in compliance with certain financial and other covenants under the ARM Agreement. As of December 31,

1997, the Company was required to maintain a monthly quick ratio of 1:1 under the ARM Agreement. The ratio at December 31, 1997 was 0.5:1 and the Company obtained a waiver for the month of December 1997 with regard to the quick ratio requirement. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a monthly quick ratio of 0.5:1 be maintained for the quarter ending March 31, 1998, which ratio decreased to 0.4:1 as of June 30, 1998 and shall increase to 0.5:1 thereafter. The Company was not in compliance with this covenant requirement at September 30, 1998, however a waiver is anticipated. As of December 31, 1997, the ARM Agreement required that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a retrospective rolling four quarter basis be maintained. The Company recorded a loss before interest, taxes, depreciation and amortization for the four quarters ended December 31, 1997. The Company obtained a waiver from BNY with regard to this covenant for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require that a ratio of earnings calculated before interest, taxes, depreciation and amortization to total interest expense of 5:1 on a prospective rolling four quarter basis be maintained for the year beginning January 1, 1998 and reverts back to a retrospective rolling four quarter basis effective January 1, 1999. The Company was not in compliance with this covenant requirement at September 30, 1998, however a waiver is anticipated. A tangible net worth of $32 million at December 31, 1997 was required under the ARM Agreement. As of December 31, 1997 the Company had a tangible net worth of $3.5 million. The Company obtained a waiver with respect to this requirement from BNY Financial Corporation for the fourth quarter of 1997. Since the month ended December 31, 1997, BNY Financial Corporation and the Company have amended the ARM Agreement to require a tangible net worth of $6.9 million at March 31, 1998, $3.8 million at June 30, 1998, $4.3 million at September 30, 1998 and $3.0 million at December 31, 1998. The Company was not in compliance with this covenant requirement at September 30, 1998, however a waiver is anticipated. The ARM Agreement also restricts the ability of the Company to obtain working capital in the form of indebtedness, other than indebtedness incurred in the ordinary course of the Company's business or to grant security interests in the assets of the Company. As of September 30, 1998, the Company had borrowings of $6.1 million under the ARM Agreement. The $30 million under the ARM Agreement is subject to a borrowing base which limits the ability to utilize the full amount of the line.

The Company's working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result of seasonality in the toy industry, the timing of new product introductions, the Company's planned growth and the current financial condition of the Company, there can be no assurance that the Company will not require additional funding. There can be no assurance that any additional financing will be available to the Company, under the ARM Agreement or otherwise, on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's business and operating results.

BUSINESS RISK FACTORS

History of Losses; Accumulated Deficit. The Company incurred operating losses of $38.2 and $12.6 million for the years ended December 31, 1997 and 1996, respectively. In 1997, the Company had a net cash outflow of $1.4 million. In the third quarter of 1998, the Company incurred an operating loss of $2.8 million and an operating loss through the nine months ended September 30, 1998 of $8.0 million with a resulting accumulated deficit of $98.7 million. As a result of these losses, the Company has incurred indebtedness to finance its operations. See "Dependence on Restricted Facility." In the event the Company continues to incur operating losses and is unable to obtain additional financing on favorable terms, or at all, in the future, its operating results and financial condition would be materially adversely affected.

Dependence on 1998 Products. In 1998, the Company has introduced and expects to commence sales of a number of new product lines in new product categories, such as the W-3 Wild Water Weapons, Air Vectors SFX, Yak Live, Fistful of Aliens and Teddy Ruxpin. In addition, the Company also expects to expand its existing product lines in 1998, particularly in its YES! Gear line of products. Manufacturing of certain of these items in commercial quantities has not commenced or is just commencing. The Company expects that completing the development and the manufacture of its 1998 product lines will place great demands on management and other Company resources. If the Company is not able to complete the development, tooling, manufacture and successful marketing of its 1998 product lines, the Company 's operating results and financial condition would be materially adversely affected.

Dependence on Yak Bak and Power Penz. The majority of the Company's current product lines are sold under the YES! Gear brand and consist of Yak Bak and Power Penz products. The Company had a significant decline in the sales of its Yak Bak products in 1997 as compared to 1996 and, while Power Penz revenues were stable, gross margins on its Power Penz sales declined due to a shift from domestic to international sales. These product lines accounted for 51% and 72% of net sales in 1997 and 1996, respectively. The Power Penz brand accounted for 26% and 22% of net sales in 1997 and 1996, respectively. The Company expects these brands to continue to account for a substantial percentage of the Company's business, but there can be no assurance that they will be able to sustain sales at the 1997 level, or at a level necessary to maintain its overall sales and revenues. In addition, a number of toy manufacturers have attempted to duplicate the Company's success in these areas and there can be no assurance that the sale of these competitive products will not impact the sale of the Yak Bak or Power Penz product lines.

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

Sales Concentration Risk. The Company's ten largest customers accounted for 73%, 85% and 87% of sales for the years ending December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the Company's two largest customers, TRU and Wal-Mart, accounted for 21% and 13% of net sales, respectively. For the year ended December 31, 1996, the same two customers accounted for approximately 21% and 20% of net sales, respectively, and for the year ended December 31, 1995, TRU and Wal-Mart each accounted for 27% of net sales. While the Company intends to expand distribution to new accounts, the Company expects to continue to depend on a relatively small number of customers for a significant percentage of its sales. Significant reductions in sales to any one or more of the Company's largest customers would have a material adverse effect on the Company's operating results. Because of Toys "R" Us' recent inventory control policy changes and store closings, a continuing adverse effect on the Company's revenue could occur. Orders in the toy industry are generally cancelable at any time without penalty, therefore, there can be no assurance that present or future customers will not terminate their purchase arrangements with the Company or significantly change, reduce or delay the amount of products ordered from the Company. Any such termination of a significant customer relationship or change, reduction or delay in significant orders could have a material adverse effect on the Company's operating results.

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

International Business Risk. The Company relies principally on foreign distributors to market and sell the Company's products outside the United States. Although the Company's international sales personnel work closely with its foreign distributors, the Company cannot directly control such entities' sales and marketing activities and, accordingly, cannot directly manage the Company's product sales in foreign markets. The percentage of total sales constituting foreign sales for 1995, 1996 and 1997 are 7%, 21% and 32%, respectively. In addition, the Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes. To date, substantially all of the Company's international sales have been denominated in US dollars and therefore the Company has not to date experienced any adverse impact from currency fluctuations. To the extent future sales are not denominated in US dollars, currency exchange fluctuations in the countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Restrictive Facility. The Company is dependent on the ARM Agreement with BNY Financial Corporation to meet its financial needs during 1998, due in large part to the seasonality of the Company's business whereby the Company is required to finance the manufacture of a substantial portion of its products in the summer and autumn but does not collect on the sale of these products until the fourth quarter of that year and the first quarter of the following year. Under the terms of the ARM Agreement, BNY Financial Corporation has taken a first priority security interest in substantially all of the Company's assets, including its intellectual property. The ARM Agreement also contains a number of restrictive covenants and events of default, including a provision specifying that it shall be an event of default if Donald Kingsborough, the Company's Vice President of Development, is not active in the management of the Company and is not replaced within ninety (90) days with a suitable individual of comparable experience and capability. In the event the Company falls out of compliance with the ARM Agreement, or BNY Financial Corporation does not provide additional financing, and the Company is unable to obtain financing from other sources, the Company would not be able to finance its operations as contemplated, and its operating results and financial condition would be materially adversely affected.

Dependence on Key Personnel. The Company's future success will depend to a significant extent on the efforts of the key management personnel, including Mark Shepherd, the Company's Chief Executive Officer and Chief Financial Officer and other key employees. The loss of one or more of these employees could have a material adverse effect on the Company's business. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, operations and sales personnel. There can be no assurance that the Company will be able to attract and retain the employees it needs to in order to ensure its success.

Delisting on the Nasdaq Stock Exchange The Company has received notification from The Nasdaq Stock Market of its intent to delist the Company's common stock from the Nasdaq National Market. Nasdaq cited the Company's failure to meet the minimum bid price maintenance and the minimum market value public float requirements for a continued listing of YES!'s common stock on the Nasdaq National Market. YES! has requested and been granted an oral hearing on November 13, 1998 to appeal Nasdaq's determination, and the Company's shares will continue to be listed on the Nasdaq National Market while the appeal is being heard. The Company, while appealing the delisting, does not expect to prevail. In addition, as of September 30, 1998, the Company no longer met the Nasdaq net tangible assets maintenance requirement.

Impact of Year 2000. The Company is in the process of evaluating and updating its internal management information systems so that they will have the capability to manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. The Company has contracted with a vendor to perform all Year 2000 system upgrades necessary. Several other vendors are prepared to perform Year 2000 systems upgrades should the initial vendor be unable to fulfill all requirements. The Company expects to complete the updating of its current systems before 2000. Estimated cost to address Year 2000 issues is approximately $95,000. Any new systems implemented by the Company would be Year 2000 compliant. Other participants in the Company's industry may also experience functional or data abnormality. Any failures on the part of the Company or the Company's manufacturers, lending institutions and key customers to ensure their respective software complies with Year 2000 requirements, could have a material adverse effect on the financial condition and results of operation of the Company. The Company has completed its initial evaluation and believes no material adverse effect on the financial condition of the Company will result.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.     LEGAL PROCEEDINGS

            See Note 3 to the Consolidated Financial Statements on pages 7-9 hereof.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            On September 2, 1998, pursuant to a Securities Exchange Agreement (the "Exchange Agreement") entered into among the Company and Infinity Investors Limited, Glacier Capital Limited and Infinity Emerging Opportunities Limited (collectively, the "Investors"), the Company exchanged with the Investors an aggregate of (i) 348,670 shares of the Company's Series B Convertible Preferred Stock ("Series B Stock") for the like number of shares of the Company's Series C Convertible Preferred Stock ("Series C Convertible Stock"), and (ii) $1,835,921 principal amount of 5% Convertible Debentures ("Old Debentures") for the like principal amount of 5% Convertible Debentures ("New Debentures"). These securities were exchanged and sold without registration in reliance on Section 4(2) under the Securities Act of 1933, as amended, as the Investors are "accredited investors" within the meaning of the Securities Act.

            The Exchange Agreement provides that the Investors will not convert the Series C Convertible Preferred Stock or New Debentures, or sell any shares of Series C Convertible Preferred Stock, Common Stock or New Debentures (subject to certain limited exceptions), in each case until the earlier of February 21, 1999 or the occurrence of an Event of Default (as defined in the Exchange Agreement). The Series C Convertible Preferred Stock and New Debentures are substantially similar to the Series B Stock and Old Debentures, except that certain conversion and sale restrictions applicable to the Series B Stock and Old Debentures do not apply to the Series C Convertible Preferred Stock and the New Debentures, and the holders of the Series C Convertible Preferred Stock are entitled to elect two directors to the Company Board of Directors. The Exchange Agreement also requires the Registrant to call a meeting of the stockholders of the Registrant to (i) approve the issuance of all of the shares of Common Stock upon conversion of the Series C Convertible Preferred Stock and New Debentures (conversion is currently limited due to certain Nasdaq requirements which will no longer apply if such stockholder approval is obtained or the Company's Common Stock is delisted from the Nasdaq National Market), and (ii) to increase the number of shares of Common Stock authorized for issuance. Failure of the Company to obtain such stockholder approval will constitute an Event of Default. The Company is not seeking the stockholder approval described in (i) above and is seeking a waiver of such stockholder approval as the Company anticipates that the Company's Common Stock will be delisted from the Nasdaq National Market. The Company is seeking stockholder approval of the increase in the authorized number of shares of Common Stock described in (ii) above. If the Company's Common Stock is delisted from the Nasdaq National Market, the Investors are entitled to require that the Company redeem the Series C Convertible Preferred Stock and New Debentures.

            At the option of the holder, (i) the Series C Convertible Preferred Stock is convertible into Common Stock at a conversion rate per share equal to $25.00 divided by 81.25% of the lowest trading price of the Common Stock over the last 30 trading days prior to conversion (subject to certain antidilution adjustments), and (ii) the New Debentures are convertible into Common Stock at a conversion rate of the dollar amount being converted divided by 81.25% of the of the lowest trading price of the Common Stock over the last 30 trading days prior to conversion (subject to certain antidilution adjustments), in each case subject to the limitations set forth above.

            The issuance of the Series C Convertible Preferred Stock and New Debentures was reported on a Current Report on Form 8-K filed with the SEC on September 16, 1998, and the Exchange Agreement, Certificate of Designation of the Series C Convertible Preferred Stock and form of New Debenture were filed as exhibits to such report. Reference is made to such report and exhibits for a description of the full terms of the Series C Convertible Preferred Stock and New Debentures.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            The Company is not in compliance with certain covenants under the ARM Agreement with the Bank of New York. See "Part I - Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            In September 1998, Stuart J. Chasanoff and Barrett N. Wissman of HW Partners, L.P. were appointed to the Board of Directors

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    EXHIBITS
            4.1*   Form of 5% Convertible Debenture due April 30, 2002.

            4.2*   Amended Certificate of Designation of Series C Preferred
                   Shares.

            10.1*  Securities Exchange Agreement dated September 2, 1998.

            10.2 Credit Agreement, dated as of September 2, 1998, between the Company and Infinity Investors Limited.

            10.3 Security Agreement, dated as of September 2, 1998, between the Company and Infinity Investors Limited.

            27.1   Financial Data Schedule for the quarter ended September 30,
                   1998

            (*) Previously filed on Current Report on Form 8-K filed September 16, 1998.

      b)    REPORTS ON FORM 8-K

            A Current Report on form 8-K was filed on September 16, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      YES! Entertainment Corporation
                                      ------------------------------
                                      Registrant


Date   November 13, 1998              /s/ Mark Shepherd
       -----------------              -----------------
                                      Mark Shepherd
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and
                                      Principal Financial and Chief Accounting
                                      Officer)